Form 10-Q
period 1995-09-30
FIRST KNOX BANC CORP
filed 1995-11-13
CIK 756899

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

  [X]                    QUARTERLY REPORT PURSUANT TO
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1995
                               ---------------------------------

                               OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................... to .....................



Commission file number   0-13161

First-Knox Banc Corp.
-----------------------------------------------------
(Exact name of registrant as specified in its charter)


Ohio                                                31-1121049
---------------------------------------------       ------------------
(State or other jurisdiction of incorporation       (IRS. Employer
or organization)                                    Identification No.)

            One South Main Street, Mount Vernon, Ohio  43050
          ----------------------------------------------------
              (Address of principal executive offices)
                              (Zip Code)

                            (614) 399-5500
           (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X                      No
-----                      -----

Number of shares of Common Stock, Par Value $3.125 per share at November 1, 1995

                Authorized                              6,000,000
                Issued                                  3,650,228
                Outstanding                             3,559,788



                                Page 1 of 19
                          Exhibit Index at Page 17

                             FIRST-KNOX BANC CORP.

                                   FORM 10-Q

                        QUARTER ENDED September 30, 1995

                         Part I - Financial Information




Interim Financial Information required by Rule 10-01 of Regulation S-X and
Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:


                                                                        Page
                                                                      Number
                                                                      ------
Item 1.    Unaudited Financial Statements:

            Consolidated Balance Sheet  . . . . . . . . . . . . . . . .  3

            Consolidated Statement of Income. . . . . . . . . . . . . .  4

            Condensed Consolidated Statement
             of Changes in Shareholders' Equity . . . . . . . . . . . .  5

            Condensed Consolidated Statement of Cash Flows. . . . . . .  6

            Notes to the Consolidated Financial Statements  . . . . . .  7

Item 2.    Management's Discussion and Analysis
            of Financial Condition and Results of Operations  . . . . . 12



                 Part II - Other Information


Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . N/A

Item 2.    Changes in Securities . . . . . . . . . . . . . . . . . . . N/A

Item 3.    Defaults Upon Senior Securities . . . . . . . . . . . . . . N/A

Item 4.    Submission of Matters to Vote of Security Holders . . . . . N/A

Item 5.    Other Information . . . . . . . . . . . . . . . . . . . . . N/A

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  17

           Signatures. . . . . . . . . . . . . . . . . . . . . . . . .  19

                              FIRST-KNOX BANC CORP
                           Consolidated Balance Sheet
                 ($ Amounts in thousands except per share data)
                                  (Unaudited)

                                                                 September 30,    December 31,
                                                                     1995             1994
                                                                -------------    -------------
ASSETS
Cash and non-interest bearing deposits with banks                  $ 13,473       $ 18,110
Federal funds sold                                                    1,400
                                                                -------------    -------------
    Total cash and cash equivalents                                  14,873         18,110
Investment securities available for sale, at fair value (Note 2)     40,662         33,804
Mortgage-backed securities available for sale, at fair value         39,624         42,657
  (Note 2)
Investment securities held to maturity, at amortized
   cost (market value approximates $55,656
   in 1995 and $51,874 in 1994) (Note 2)                             54,824         54,750
                                                                -------------    -------------
      Total securities                                              135,110        131,211
Loans & lease financing (Note 3)                                    324,351        304,168
Allowance for loans and lease losses (Note 4)                        (4,048)        (3,876)
                                                                -------------    -------------
   Net loans and leases                                             320,303        300,292
Premises and equipment, net                                          10,805         10,035
Accrued interest receivable and other assets                          8,054          7,543
                                                                -------------    -------------
     TOTAL ASSETS                                                  $489,145       $467,191
                                                                =============    =============
LIABILITIES
Deposits
  Non-interest bearing demand                                      $ 50,139       $ 51,184
  Interest-bearing demand                                            42,860         42,525
  Savings                                                           104,855        109,675
  Time                                                              203,504        173,796
                                                                -------------    -------------
     Total deposits                                                 401,358        377,180
Short-term borrowings                                                 6,796         11,452
Long-term debt (Note 5)                                              33,426         34,720
Accrued interest payable and other liabilities                        3,643          3,007
                                                                -------------    -------------
     TOTAL LIABILITIES                                              445,223        426,359
                                                                -------------    -------------

SHAREHOLDERS' EQUITY (Note 1)
   Common Stock, par value $3.125 per share;
      6,000,000 shares authorized; 3,645,068 issued
      in 1995 and 1,818,250 shares issued and
      outstanding in 1994                                            11,248          5,682
   Paid-in-capital                                                   23,943         23,864
   Retained earnings                                                 10,301         12,922
   Net unrealized holding gains (losses) on securities
      available for sale                                                356         (1,636)
   Common stock in treasury - 91,736 shares at cost                  (1,926)
                                                                -------------    -------------
     TOTAL SHAREHOLDERS' EQUITY                                      43,922         40,832
                                                                -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $489,145       $467,191
                                                                =============    =============


         The accompanying notes are an integral part of the financial statements

                             FIRST-KNOX BANC CORP.
                  Consolidated Statement of Income (Unaudited)
                 ($ Amounts in thousands except per share data)

                                                                     Three Months Ending           Nine Months Ending
                                                                        September 30,                 September 30,
                                                                      1995          1994            1995         1994
                                                                  ---------      ---------     ----------    ----------
Interest income:
   Loans and Leases, including fees.......................           $7,364         $6,382        $21,240       $18,615
   Investment and mortgage-backed securities..............
      Taxable.............................................            1,337          1,205          3,864         3,244
      Non-taxable.........................................              698            717          2,098         2,105
   Federal funds sold.....................................               66             10            153            77
                                                                  ---------      ---------     ----------    ----------

      TOTAL INTEREST INCOME...............................            9,465          8,314         27,355        24,041
                                                                  ---------      ---------     ----------    ----------
Interest expense:
   Deposits...............................................            3,954          2,999         11,087         8,642
   Short-term borrowings..................................               94            126            294           228
   Long-term debt.........................................              493            430          1,493           976
                                                                  ---------      ---------     ----------    ----------
      TOTAL INTEREST EXPENSE..............................            4,541          3,555         12,874         9,846
                                                                  ---------      ---------     ----------    ----------
      NET INTEREST INCOME.................................            4,924          4,759         14,481        14,195
Provision for loan &
   lease losses (Note 4)..................................              166            154            402           509
                                                                  ---------      ---------     ----------    ----------
      NET INTEREST INCOME AFTER
         PROVISION FOR LOAN AND LEASE LOSSES..............            4,758          4,605         14,079        13,686
                                                                  ---------      ---------     ----------    ----------
Other income:
   Income from fiduciary activities.......................              174            147            498           441
   Service charges, commissions and fees..................              548            455          1,742         1,446
   Loan sale gains,net....................................               27             27             27            27
   Securities gains (losses), net.........................                                            (20)
   Other..................................................               27             44             76            89
                                                                  ---------      ---------     ----------    ----------
      TOTAL OTHER INCOME..................................              776            673          2,323         2,003
                                                                  ---------      ---------     ----------    ----------
Other expense:
   Salaries & employee benefits...........................            1,882          1,685          5,379         5,086
   Occupancy and equipment................................              530            453          1,572         1,324
   FDIC Insurance.........................................              (12)           214            414           634
   Other..................................................            1,223          1,338          3,794         3,899
                                                                  ---------      ---------     ----------    ----------
      TOTAL OTHER EXPENSE.................................            3,623          3,690         11,159        10,943
                                                                  ---------      ---------     ----------    ----------
Income before federal income taxes........................            1,911          1,588          5,243         4,746
Federal income tax expense................................              423            285          1,097           908
                                                                  ---------      ---------     ----------    ----------
NET INCOME................................................           $1,488         $1,303         $4,146        $3,838
                                                                  =========      =========     ==========    ==========
Earnings per common share (Note 1):
                                           Primary........            $0.41          $0.35          $1.14         $1.04
                                           Fully Diluted..            $0.41          $0.35          $1.14         $1.04
                                                                  =========      =========     ==========    ==========
Weighted average common shares
   outstanding (Note 1):                   Primary........        3,595,963      3,698,146      3,645,021     3,693,788
                                           Fully Diluted..        3,603,566      3,700,552      3,648,880     3,696,194

         The accompanying notes are an integral part of the financial statements

                             FIRST-KNOX BANC CORP.
 Condensed Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                 ($ Amounts in thousands except per share data)

                                                                                      Three Months Ending       Nine Months Ending
                                                                                        September 30,              September 30,
                                                                                     1995            1994         1995      1994
                                                                                  --------       --------      --------   --------
Balance, beginning of period................................................       $42,821        $40,016       $40,832    $38,423

Net income..................................................................         1,488          1,303         4,146      3,838

Issuance of 13,594 common shares under
  the corporate dividend reinvestment plan..................................                                                   239

Issuance of 6,846 common shares under
  the employee retirement savings plan......................................                                                   114

Issuance of 5,348 and 8,588 shares in 1995 and 3,888 shares in 1994
   for stock options exercised..............................................            60             41            95         41

Treasury stock purchased - 91,736 common shares.............................                                     (1,926)

Cash dividends, declared at a
  per share rate of $.12 and $.34 in 1995 and $.10 and $.29 in 1994........          (426)          (381)        (1,217)    (1,072)

Net unrealized holding gain (loss) on securities
  available for sale........................................................           (21)          (383)        1,992       (987)
                                                                                  --------       --------      --------   --------
Balance, end of period......................................................       $43,922        $40,596       $43,922    $40,596
                                                                                   =======        =======       =======   ========

         The accompanying notes are an integral part of the financial statements

                             FIRST-KNOX BANC CORP.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                            ($ Amounts in thousands)

                                                                               Nine Months Ending
                                                                                 September 30,
                                                                                1995          1994
                                                                               ------        ------
Net cash provided by operating activities..................................... $4,222        $2,533

Cash Flows from Investing Activities:
    Purchases of investment  securities
      held to maturity........................................................ (1,279)      (15,223)
    Proceeds from calls, payments and maturities of investment
      securities held to maturity.............................................  1,533         1,885
    Purchases of investment and mortgage-backed securities
      available for sale......................................................(24,724)      (26,499)
    Proceeds from calls, payments and maturities of investment and
      mortgage-backed securities available for sale........................... 10,304        14,649
    Proceeds from sales of investment and mortgage-backed
      securities available for sale........................................... 13,462
    Net increase in loans and leases .........................................(21,964)      (15,145)
    Proceeds from sale of loans...............................................  1,578         2,310
    Expenditures for premises and equipment................................... (1,520)       (3,408)
                                                                               ------        ------
      Net cash provided by (applied to) investing activities..................(22,610)      (41,431)
                                                                               ------        ------
Cash Flows from Financing Activities:
    Net increase in deposit accounts.......................................... 24,178         3,363
    Net decrease in short-term borrowings..................................... (4,656)       (5,164)
    Proceeds from long-term debt..............................................               30,240
    Payments on long-term debt................................................ (1,294)       (1,111)
    Cash dividends paid....................................................... (1,246)       (1,088)
    Issuance of common stock..................................................     95           395
    Purchase of treasury shares............................................... (1,926)
                                                                               ------        ------
         Net cash provided by financing activities............................ 15,151        26,635
                                                                               ------        ------

Net (decrease) in cash and cash equivalents................................... (3,237)      (12,263)
    Cash and cash equivalents at beginning of period.......................... 18,110        28,858
                                                                               ------        ------
Cash and cash equivalents at end of period....................................$14,873       $16,595
                                                                               ======        ======
Supplemental cash flow information:

    Interest paid.............................................................$12,317        $9,719
                                                                               ======        ======

    Income taxes paid......................................................... $1,052        $1,156
                                                                               ======        ======



   The accompanying notes are an integral part of the financial statements

                            FIRST-KNOX BANC CORP.

                Notes to the Consolidated Financial Statements
                                 (Unaudited)

Note 1 - SUMMARY OF ACCOUNTING POLICIES:

The consolidated financial statements include the accounts of the First-Knox Banc Corp. (the Corporation), and its wholly-owned subsidiaries; The First-Knox National Bank (First-Knox), and The Farmers and Savings Bank (Farmers). All significant intercompany transactions have been eliminated.

These interim financial statements are prepared without audit and reflect all adjustments of a normal and recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of First-Knox Banc Corp. at September 30, 1995 and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. Accordingly, these financial statements should be read in conjunction with the 1994 consolidated financial statements and notes thereto of First-Knox Banc Corp. included in its Annual Report on Form 10-K for the year ended December 31, 1994.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

On July 18, 1995, a stock split, effected in the form of a 100% stock dividend, was declared to shareholders of record on August 18, 1995 and distributed on September 1, 1995. This transaction was recorded by transferring the par value from retained earnings to common stock.

Primary earnings per share is computed based on the weighted average shares outstanding during the year plus common equivalent shares arising from dilutive
stock options, using the treasury stock method.   Fully diluted earnings per
share reflects additional dilution related to stock options due to the use of market price at the end of the period when higher than average price for the
period.   All share and per share data has been adjusted for a 5% stock dividend distributed in October, 1994 and a 100% stock dividend distributed in September, 1995.

During the first nine months of 1995, options on 16,000 shares were granted. During the first nine months of 1995 options for 8,588 common shares and 1,712
stock appreciation rights were exercised.   There was no material compensation
recognized during the nine months of 1995 or the first nine months of 1994 related to stock appreciation rights. At September 30, 1995, exercisable options and stock appreciation rights were 78,354 and 12,465, respectively. At September 30, 1995, there were outstanding options for 177,089 common shares and outstanding stock appreciation rights for 39,996 common shares.

The Corporation, through its subsidiary banks, grants residential, consumer, and commercial loans to customers in the central Ohio counties of Knox, Morrow, Holmes, Ashland and Richland. In addition the Corporation is in the business of commercial and consumer leasing. Commercial loans, residential real estate loans, consumer loans and leases were 31.4%, 45.8%, 22.4%, and 0.4% of total loans and leases respectively, at September 30, 1995.

On January 1, 1995, the Corporation adopted SFAS 114 "Accounting by Creditors
for Impairment of a Loan."   SFAS 114 specifies that allowances for loan losses
on impaired loans should be determined using the present value of estimated future cash flows of the loan, discounted at the loan's effective interest
rate.   A loan is impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. Also on January 1, 1995, SFAS 118 "Accounting by Creditors for Impairment of a Loan-Income
Recognition and Disclosures" was adopted by the Corporation.   SFAS 118 amends
SFAS 114 to allow a creditor to use existing methods for recognizing interest
income on an impaired loan.   The adoption of these pronouncements did not have
a material impact on financial performance during 1995. Impaired loans were not material during the nine months ended September 30, 1995.

The Corporation in its normal course of business, makes commitments to extend
credit which are not reflected in the financial statements.   At September 30,
1995, unused credit lines amounted to approximately $55,429,000 and commitments under outstanding letters of credit amounted to approximately $354,000. Since many commitments to make loans expire without being used, the amount does not
necessarily represent future cash commitments.   Collateral obtained related to
the commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits, and other items. In management's opinion these commitments represent normal banking transactions, and no material losses are expected to result therefrom.

Residential real estate loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

Certain items in the 1994 financial statements have been reclassified to correspond with the 1995 presentation.

Note 2 - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES:

The amortized costs and estimated fair values are as follows at September 30, 1995 and December 31, 1994:

                                                             September 30,  1995
INVESTMENT SECURITIES AVAILABLE FOR SALE                 GROSS           GROSS       ESTIMATED
 ($ amounts in thousands):               AMORTIZED      UNREALIZED      UNREALIZED      FAIR
                                           COST           GAINS           LOSSES        VALUE
                                        ----------      ----------      ----------   ---------
U.S. Treasury securities                 $29,476           $221           ($140)      $29,557
Obligations of U.S. government
    corporations and agencies              6,939              3              (5)        6,937
Other securities                           3,983            185                         4,168
                                        ----------      ----------      ----------   ---------
Total Investment securities               40,398            409            (145)       40,662
Mortgage-backed securities                39,348            518            (242)       39,624
                                        ----------      ----------      ----------   ---------
      TOTAL                              $79,746           $927           ($387)      $80,286
                                        ==========      ==========      ==========   =========

INVESTMENT SECURITIES HELD TO MATURITY:                    GROSS           GROSS      ESTIMATED
 ($ amounts in thousands):               AMORTIZED      UNREALIZED      UNREALIZED      FAIR
                                           COST           GAINS           LOSSES        VALUE
                                        ----------      ----------      ----------   ---------
Obligations of states and
   political subdivisions                $54,824         $1,490           ($658)      $55,656
                                        ==========      ==========      ==========   =========

                                                   December 31, 1994
INVESTMENT SECURITIES AVAILABLE FOR SALE                 GROSS            GROSS       ESTIMATED
 ($ amounts in thousands):               AMORTIZED      UNREALIZED      UNREALIZED      FAIR
                                           COST           GAINS           LOSSES        VALUE
                                        ----------      ----------      ----------   ---------
U.S. Treasury securities                 $28,300             $1           ($881)      $27,420
Obligations of U.S. government
    corporations and agencies              2,497                           (104)        2,393
Other securities                           3,864            127                         3,991
                                        ----------      ----------      ----------   ---------
Total Investment securities               34,661            128            (985)       33,804
Mortgage-backed securities                44,280             72          (1,695)       42,657
                                        ----------      ----------      ----------   ---------
      TOTAL                              $78,941           $200          ($2,680)     $76,461
                                        ==========      ==========      ==========   =========

INVESTMENT SECURITIES HELD TO MATURITY:                   GROSS           GROSS       ESTIMATED
 ($ amounts in thousands):               AMORTIZED      UNREALIZED      UNREALIZED      FAIR
                                           COST           GAINS           LOSSES        VALUE
                                        ----------      ----------      ----------   ---------
Obligations of states and
   political subdivisions                $54,750           $555            $3,458     $51,847
                                        ==========      ==========      ==========   =========

   At September 30,1995, the percentages of the portfolio maturing in various time frames had not changed significantly from December 31, 1994.

   Proceeds from sales of investment and mortgage-backed securities available-for-sale were $13,462,000 during the first nine months of 1995. These sales resulted in gross gains of $67,000 and gross losses of $87,000 in 1995.

Note 3 - LOANS AND LEASE FINANCING:

   Loans and leases are comprised of the following ($ amounts in thousands):

                                                     September 30, 1995             December 31, 1994
                                                     ------------------             -----------------
   Residential real estate loans held for sale......        $3,420
   Residential real estate loans....................       144,975                     $142,785
   Commercial real estate loans.....................         8,195                        6,233
   Commercial and industrial loans..................        88,778                       79,453
   Consumer and credit card loans...................        72,603                       69,286
   Obligations of states and
     political subdivisions.........................         4,924                        5,291
   Lease financing, net.............................         1,456                        1,120
                                                          --------                     --------
                                                          $324,351                     $304,168
                                                          ========                     ========

Note 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES:

   Activity in the allowance for possible loan and lease losses is summarized as follows for the nine months ended September 30 ($ amounts in thousands):

                                                              1995                          1994
                                                             ------                        ------
    Balance, beginning of period.....................        $3,876                       $3,597
    Provision for loan and lease losses..............           402                          509
    Losses charged to the allowance..................          (428)                        (494)
    Recoveries.......................................           198                          229
                                                             ------                       ------
    Balance, end of period...........................        $4,048                       $3,841
                                                             ======                       ======

   Loans and leases over 90 days past due and still accruing interest approximated $1,266,000 at September 30, 1995 and $457,000 at December 31, 1994. Loans on non-accrual status were $287,000 at September 30, 1995 and $805,000 at December 31, 1994.

Note 5 -- LONG TERM DEBT:

($ amounts in thousands):

                                                   September 30,   December 31,
Description                                            1995            1994
-----------                                        ------------    ------------

Fixed rate Federal Home Loan Bank
advances with monthly principal and
interest payments:
       5.60% Advance due August 1, 2003..........        $2,505         $2,690
       6.35% Advance due August 1, 2013..........         2,834          2,896
       5.95% Advance due March 1, 2004...........           664            708
       5.70% Advance due May 1, 2004.............         5,383          5,736

Fixed rate Federal Home Loan Bank
advances with monthly interest payments:
       5.35% Advance due February 1, 1999........         5,000          5,000
       5.60% Advance due April 1, 1999...........         5,000          5,000
       5.70% Advance due June 1, 1999............         7,000          7,000
       6.35% Advance due March 1, 2004...........           250            250

Variable rate Federal Home Loan Bank
advances with monthly interest payments:
       6.18% Advance due May 1, 2004.............         4,250          4,400
       6.18% Advance due June 1, 2004............           540          1,040
                                                        -------        -------
              Total Long-Term Debt                      $33,426        $34,720
                                                        =======        =======


At September 30, 1995, Federal Home Loan Bank (FHLB) advances are collateralized by all shares of FHLB stock owned by the Corporation (totaling $3,485,000) and by 100% of the Corporation's qualified real estate-backed investments and
mortgage loan portfolio (totaling approximately $183,000,000).   Based on the
carrying amount of FHLB stock owned by the Corporation, total FHLB advances are
limited to approximately $39,000,000 at September 30, 1995.   Future advances to
be received by the Corporation, above this limit, would require additional purchases of FHLB stock.

The aggregate minimum future principal payments on borrowings are $221,000 in 1995, $914,000 in 1996, $968,000 in 1997, $6,025,000 in 1998, $13,084,000 in
1999 and $12,214,000 thereafter.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------


The following discussion focuses on the consolidated financial condition of First-Knox Banc Corp. at September 30, 1995, compared to December 31, 1994, and the results of operations for the three and nine month periods ended September 30, 1995, compared to the same periods in 1994. The purpose of this discussion is to provide a better understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this Form 10-Q. The Registrant is not aware of any market or institutional trends, events or uncertainties that will have or are reasonably likely to have a material effect on liquidity,
capital resources or operations except as discussed herein.   Other than as
discussed herein, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

Financial Condition
-------------------

Liquidity
---------

Liquidity relates to the Corporation's ability to meet cash demands of its
customers and their credit needs.   Liquidity is provided by the Corporation's
ability to readily convert assets to cash and raise funds in the marketplace. Traditional asset liquidity is provided by cash and readily marketable, short-term assets such as federal funds sold and deposits in other banks.

Cash, amounts due from banks and federal funds sold totaled $14.87 million at
September 30, 1995.   Investment and mortgage-backed securities available for
sale were $80.29 million at September 30, 1995.   This amount increased by
$3.83 million from December 31, 1994 balances.   These assets, as well as
anticipated deposit growth and scheduled loan payments and maturing investment securities, provide the Corporation with an adequate source of funds for
expected future demand for loans and for fluctuations in deposit volume.   They
also provide management with the flexibility to change the composition of interest earning assets as market conditions change in the future.

Liability liquidity relates to the Corporation's ability to retain existing deposits, obtain new deposits and borrow in the marketplace. Total deposits increased $24.18 million for the nine months ended September 30, 1995. This
increase reflected a $.71 million or .76% decline in demand deposits.   Savings
and time deposits increased $24.89 million or 8.78% during the first nine
months of 1995.    Management anticipates core deposits to experience moderate growth or remain stable during the rest of the year.

Access to advances from the Federal Home Loan Bank (FHLB) described in Note 5 is a supplemental source of cash to meet liquidity needs. The FHLB allows these borrowings to be utilized for any purpose.

Capital Resources
-----------------
Shareholders' equity totaled $43.92 million at September 30, 1995, compared to $40.83 million at December 31, 1994. This increase was due primarily to earnings retention and a net unrealized holding gain on securities
available-for-sale.   As of September 30, 1995, the ratio of shareholders'
equity to assets was 8.98% compared to 8.74% at December 31, 1994.

Cash dividends declared during the nine months ended September 30, 1995 were $1,217,000 or $.34 per share representing 29.35% of net income and an increase of 13.53% over the first nine months of 1994.

During the second quarter of 1995 the Corporation purchased treasury shares totaling $1.93 million which reduced shareholders' equity. This purchase was not solicited by the Corporation. These shares can be used by the Corporation for employee benefit plans and general corporate purposes.

Regulatory Capital Requirements
-------------------------------
The Corporation complies with the capital requirements established by the Federal Reserve System, which are summarized as follows:

                                                     Capital Position
                         Regulatory                        as of
                          Minimum         September 30, 1995    December 31, 1994
_________________________________________________________________________________

Tier I risk-based
   capital.......             4.00%              14.03%                14.45%

Total risk-based
   capital.......             8.00%              15.20%                15.63%

Tier I leverage       3.00% - 5.00%               8.84%                 8.80%




Under "Prompt Corrective Action" regulations adopted in September 1992, the FDIC has defined five categories of capitalization (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and
critically undercapitalized).   The Corporation meets the "well capitalized"
definition, which requires a total risk-based capital ratio of at least 10%, a leverage ratio of at least 5%, and the absence of any written agreement, order,
or directive from a regulatory agency.   "Well capitalized" status affords the
Corporation the ability to operate with the greatest flexibility under the current laws and regulations. Under a current regulatory proposal, interest rate risk would become an additional element in measuring risk-based capital. This proposed change is not expected to significantly impact the Corporation's compliance with capital guidelines.

Changes in Financial Condition
------------------------------

Consolidated total assets were $489.15 million at the end of the current period after recording growth of $21.95 million or 4.70% during the first nine months of 1995. This growth was funded primarily by deposits which grew $24.18 million. Federal funds sold increased by $1.40 million, loans and leases increased by $20.18 million, and investments and mortgage-backed securities increased by $3.90 million during the first nine months of 1995. The residential real estate loan portfolio increased by $5.61 million or 3.93%, while commercial and other loans increased $10.92 million or 12.00%. Consumer and credit card loans increased by $3.32 million or 4.79%, while lease
financing balances increased by $.34 million or 30.00%.   Short term borrowings
decreased by $4.66 million or 40.66% during the first nine months of 1995.
This decrease resulted from lower repurchase agreement balances.

The allowance for loan and lease losses as a percentage of loans and leases was 1.25% at the end of the current period and 1.27% at the end of 1994. Net loan and lease charge-offs were $230,000 for the first nine months of 1995, representing an annualized rate of .10% of the average loan and lease balances. This represented a decrease of $35,000 in net charge-offs compared to the first nine months of 1994. Net charge-offs for commercial loans were $15,000 (13.76%) higher than 1994 while net charge-offs for consumer and credit card loans were $37,000 (25.87%) lower than 1994. Loans past due more than 90 days plus loans placed in non-accrual status were $1.55 million or .48% of outstanding balances at September 30, 1995 compared to $1.26 million or .41% of outstanding balances at the end of 1994.

The interest rate sensitivity of the Corporation has not changed significantly from that of December 31, 1994 as disclosed in the Corporation's 1994 annual report on form 10-K.


Results of Operations-Third Quarter 1995 vs. Third Quarter 1994
---------------------------------------------------------------

Consolidated net income of $1,488,000 for the third quarter of 1995 was 14.20% over the $1,303,000 recorded for the third quarter of 1994. Expressed as annualized returns on average assets and average shareholders' equity, net income for 1995 was 1.22% and 13.62% compared to 1.13% and 12.85% for 1994. Fully diluted earnings per share increased $.06 to $.41 per share for the third
quarter 1995 compared to the same period in 1994.   These per share amounts
reflect the 5% stock dividend distributed in October, 1994, and the 100% stock dividend distributed in September, 1995.

The increased level of net income for the third quarter of 1995 compared to the third quarter of 1994, resulted primarily from higher net interest income, reduced FDIC insurance expense, and increased non-interest income. These items are discussed more fully below.

Increased net interest income resulted from a $19.15 million or 4.39% increase
in average earning assets.   The annualized net interest margin rate (net
interest income adjusted for tax-exempt income restated to a pre-tax equivalent based on the statutory federal tax rate [FTE] divided by average earning assets) declined by 4 basis points to 4.64%, compared to the third quarter of 1994. The net interest spread percentage (the FTE average earning assets yield minus the average cost of funds) declined by 13 basis points to 3.99% for the third quarter 1995 compared to the same period of a year ago. This decline resulted primarily from earning asset rates rising slower than interest bearing
liability costs compared to a year ago.   Management expects the net interest
margin rate for 1995 to remain below the levels experienced in 1994.

The provision for loan and lease losses increased by $12,000 or 7.79% during the third quarter of 1995 compared to the same period last year. Net loan and lease charge offs were down $22,000 or 37.93% compared to the same period a year ago. Net loan and lease charge offs for the second quarter of 1995 and
1994  were at an annualized rate of .04% and .13%, respectively.   Management
anticipates loan and lease charge offs and the provision for loan and lease losses for 1995 to remain below the full year levels experienced in 1994.

Non-interest income of $776,000 during the third quarter of 1995 represented an annualized .64% of average assets compared to $673,000 or .58% of average assets for the same period in 1994. Fiduciary income essentially kept pace with trust asset growth. Service charges, commissions and fees increased
$93,000 or 20.44% from a year ago.   The corporation recognized net loan sale
gains of $27,000 during the third quarter of 1995 and $27,000 during the third quarter of 1994.

Non-interest expenses decreased $67,000 or 1.82% over the third quarter of 1994. A reduction in FDIC insurance expense of $226,000 contributed significantly to the expense decline. In August 1995, the FDIC announced the reduction of deposit insurance premiums to be paid by members of its Bank Insurance Fund (BIF), such as the Corporation's bank subsidiaries. As a result of this action, premiums for deposits insured by BIF decreased to a minimum of $.04 per $100 of deposits effective June 1, 1995, down from $.23 previously. During the third quarter the Corporation received a refund of premiums previously paid at the higher rate which resulted in a credit of $12,000 for the quarter as the refund for the month of June exceeded premiums for the quarter. Increased occupancy expenses, principally related to the main office expansion of First-Knox National Bank, offset this decline by $77,000. All other non-interest expenses including salaries, employee benefits, advertising, and franchise taxes were higher by $82,000 or 2.71% over 1994.

As a percentage of income before federal income taxes, federal income tax expense was 22.14% in 1995 and 17.95% in 1994. These effective tax rates are lower than the statutory tax rate of 34% due primarily to tax exempt income from obligations of states and political subdivisions and non-taxable loans.

Results of Operations- Nine Months 1995 vs. Nine Months 1994
------------------------------------------------------------

Consolidated net income of $4,146,000 for the first nine months of 1995 was
8.03% higher than the same period in 1994.   Expressed as annualized returns on
average assets and average shareholders' equity 1995 net income was 1.17% and 13.02%, respectively, compared to 1994's 1.13% and 12.87%, respectively.
Fully diluted earnings per share increased to $1.14 compared to $1.04 in the first nine months of 1994, an increase of 9.62%.

The increased level of net income for 1995 compared to 1994 resulted primarily from higher non-interest income, higher net interest income and a reduced provision for loan and lease losses. This was partially offset by a 1.97% increase in non-interest expenses. Non-interest income increased by $320,000 or 15.98%. These items are discussed in more detail below.

Net interest income increased $286,000 or 2.02%. This increase resulted from a $17.33 million or 4.04% increase in average earning assets. The net interest margin rate decreased 10 basis points to 4.70%. The net interest spread percentage declined 25 basis points to 4.05% for the first nine months of 1995 compared to the same period in 1994. These declines resulted primarily from earning asset rates rising slower than interest bearing liability costs compared to a year ago. Management expects the net interest margin rate for 1995 to remain below the levels experienced in 1994.

The provision for loan and lease losses declined by $107,000 or 21.02% during
the first nine months of 1995 compared to the same period last year.   Net loan
and lease charge offs were lower by $35,000 or 13.21% compared to the same
period a year ago.   Net loan and lease charge offs for the first nine months
of 1995 and 1994 were at an annualized rate of .10% and .11%, respectively. Management anticipates loan and lease charge offs and the provision for loan and lease losses for 1995 to remain below the full year levels experienced in 1994.

Non-interest income of $2,323,000 through September 30, 1995, represented an annualized .66% of average assets compared to $2,003,000 or .59% of average
assets for the same period in 1994.   Fiduciary income essentially kept pace
with trust asset growth. Service charges, commissions and fees increased $296,000 or 20.47% from a year ago. Net security gains from calls of
investment securities held-to-maturity were $23,000 in 1995.   Net security
losses from investment and mortgage-backed securities available-for-sale was $43,000 in 1995. The Corporation recognized net loan sale gains of $27,000 for both 1995 and 1994.

Non-interest income was enhanced in 1995 as a result of pricing changes made during the third quarter of 1994 to deposit service charges. Commission income was also higher in 1995 relating to the implementation of mutual fund and annuity sales during the fourth quarter of 1994.

Non-interest expenses increased 1.97% over 1994. As previously discussed, a reduction in FDIC insurance expense of $220,000 contributed significantly to the small increase. Occupancy expenses increased by $248,000 or 18.73%, principally related to the main office expansion of First-Knox National Bank. Salaries and employee benefits were higher by $293,000 or 5.76% while all other expenses including advertising and state franchise taxes were down $105,000 or 2.69%.

As a percentage of income before federal income taxes, federal income tax expense was 20.92% during the first nine months of 1995 and 19.13% during the
same period in 1994.   These effective rates are lower than the statutory rate
of 34% for both periods due primarily to tax exempt income from obligations of states and political subdivisions and non-taxable loans.

In May 1995, the Financial Accounting Standards Board issued its Statement on Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," which requires companies that engage in mortgage banking activities to recognize as separate assets rights to service mortgage loans for others.
This Statement is required to be adopted by the Corporation in 1996, and will be applied prospectively to rights arising from loans sold by the Corporation
after adoption of the Statement.   Management has not yet determined the
potential impact of this pronouncement on the Corporation's financial statements.

                          PART II - OTHER INFORMATION
               (Items which are not applicable have been omitted)

Item 6 - Exhibits and Reports on Form 8-K


(a)  Exhibits
                    Description                          Location
      ------------------------------------               ---------------
 4(a) Indenture dated June 8, 1989,                      Incorporated herein
      between the Corporation and National               by reference to Ex-
      Bank of Detroit, as Trustee                        hibit 4(a) to the
                                                         Corporation's Amendment
                                                         No. 1 to Form S-2
                                                         Registration Statement
                                                         filed June 1, 1989
                                                         (File No. 33-28815)

 4(b) First-Knox Banc Corp. Dividend                     Incorporated herein
      Reinvestment Plan                                  by reference to the
                                                         Corporation's Registration
                                                         Statement on Form S-3
                                                         (Registration No. 33-52590)

4(b)1 Amendment to the First-Knox Banc Corp.             Incorporated herein
      Dividend Reinvestment Plan                         by reference to exhibit
                                                         4(b)1 to the March 31, 1995
                                                         Form 10-Q



10(a) Summary of Incentive Compensation Plan             Incorporated herein
      dated December 9, 1983                             by reference to exhibit
                                                         10(a) to the 1992 Form 10-K





10(b) Employees Retirement Plan dated January 1, 1984    Incorporated herein
                                                         by reference to exhibit
                                                         10(a) to the 1986 Form 10-K

10(c) Supplemental Retirement Agreement dated            Incorporated herein
      August 11, 1987                                    by reference to exhibit
                                                         10(c) to the 1992 Form 10-K

10(d) Non-qualified Stock Option and                     Incorporated herein
      Stock Appreciation Rights Plan                     by reference to exhibit 23
                                                         to the 1989 Form 10-K


10(e) First-Knox Banc Corp. Savings Retirement           Incorporated herein
      Plan                                               by reference to exhibit 10(e)
                                                         to the 1993 Form 10-K


10(f) Project Services Agreement between First-Knox      Incorporated herein
      National Bank and Sverdrup Building Corporation    by reference to exhibit 10(f)
                                                         to the 1993 Form 10-K

10(g) First-Knox Banc Corp. Stock Option and             Incorporated herein
      Stock Appreciation Rights Plan                     by reference to exhibit
                                                         10(g) to the March 31, 1995
                                                         Form 10-Q



   11 Statement regarding computation of                 Page 7 - Note 1 to consolidated
      per share earnings                                 financial statements


   23 Consent of Independent Accountants                 Incorporated herein
                                                         by reference to exhibit 23
                                                         to the 1994 Form 10-K



                                  Signatures
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        First-Knox Banc Corp.
                                        (Registrant)



Date_______November 13, 1995
                                          Carlos E. Watkins
                                          ------------------------------
                                    By    Carlos E. Watkins
                                          President and Chief Executive Officer


Date_______November 13, 1995
                                          Gordon E. Yance
                                          -------------------------------
                                    By    Gordon E. Yance
                                          Vice President & Treasurer