Form 10-K405
period 1995-12-31
FIRST KNOX BANC CORP
filed 1996-03-28
CIK 756899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995
                                 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________ to ________
Commission file number: 0-13161

                             FIRST-KNOX BANC CORP.

Incorporated - Ohio                            I.R.S. Identification
                                               Number-31-1121049

                            One South Main Street
                                  P. O. Box 871
                            Mount Vernon, Ohio 43050
                            Telephone: (614) 393-5500

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, Par Value $3.125 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                    No
                      ---                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the
registrant as of March 13, 1996:                           $71,876,973

Common Stock Par Value:                                    $3.125 per share
Common shares outstanding at March 13, 1996:                3,560,262 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995, and Definitive Proxy Statement dated March 1, 1996, are incorporated by reference into Parts I, II and III.

                               Page 1 of 96 Pages

                        Exhibit Index Appears on Page 20

                                     PART I

ITEM 1. BUSINESS

                                  Introduction

First-Knox Banc Corp. (the "Corporation") was incorporated under the laws of the State of Ohio on July 27, 1984. Its principal business is to act as a bank holding company for its wholly-owned subsidiaries, The First-Knox National Bank of Mount Vernon ("First-Knox") and The Farmers & Savings Bank, Loudonville, Ohio ("Farmers" and collectively with First-Knox, the "Banks"). Reference is made to the Statistical Disclosures included elsewhere herein and Item 8., of this Form 10-K for financial information about the Corporation's banking business.

Revenues from loans accounted for 71.7% in 1995, 71.4% in 1994 and 73.9% in 1993 of total consolidated revenues. Revenues from investments and mortgage-backed securities accounted for 19.9% in 1995, 20.6% in 1994 and 18.1% in 1993 of total consolidated revenues.

The business of the Corporation and its subsidiaries is not seasonal to any significant degree, nor is it dependent upon a single or small group of customers. The Corporation and its subsidiaries do not have any banking offices located in a foreign country nor do they have any foreign assets, liabilities or income. In the opinion of management, the Corporation does not have exposure to material costs associated with environmental hazardous waste clean-up.

                               First-Knox Business

The First-Knox National Bank of Mount Vernon, a successor by various reorganizations to Knox County Bank, which was chartered in Ohio in 1847, has been a national banking association under its present name in Mount Vernon, Ohio, since 1939.

In terms of total assets, loans and deposits within its primary market area of Knox, Morrow, Richland and Holmes counties in Ohio, First-Knox is the largest of fifteen banks and bank offices and six savings associations and credit unions. At December 31, 1995, First-Knox had assets of $441.8 million, loans and leases of $291.4 million, and deposits of $356.3 million.

First-Knox is a full service commercial bank providing checking accounts, savings accounts, certificates of deposit, commercial loans, installment loans, credit card loans, commercial and residential real estate mortgage loans, vehicle and equipment leasing, corporate and personal trust services, discount brokerage services, and safe deposit rental facilities. Services are provided through walk-in offices, automated teller machines, and automobile drive-in facilities.

Five of First-Knox's ten offices are located in Knox County, Ohio. First- Knox's Main Office and one full service branch office are located in Mount Vernon, one branch is located in Fredericktown, one branch is located in

Danville, and one branch is located in Centerburg, each providing walk-in, drive-through and automated teller machine facilities.

Full service branches providing walk-in, drive-through and automated teller machine facilities are located in Millersburg (Holmes County), as well as the Richland County communities of Lexington and Bellville.

Two branches are located in Mount Gilead (Morrow County), Ohio, one a full service branch providing walk-in services and one a full service branch providing walk-in, drive-through and automated teller machine facilities.

First-Knox faces strong competition from other banks, savings associations, credit unions, insurance companies, securities brokers, and retailers offering financial services.

At December 31, 1995, First-Knox had 182 full-time and 58 part-time employees. First-Knox is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be good.

First-Knox accounts for approximately 89% of the Corporation's consolidated assets.

                                Farmers Business

The Farmers & Savings Bank, Loudonville, Ohio, was chartered as an Ohio corporation in 1905 and has operated under its present name in Loudonville, Ohio, since 1930. At December 31, 1995, Farmers had assets of $54.9 million, loans of $39.2 million, and deposits of $49.7 million. Within the Loudonville banking market, Farmers faces competition from one commercial bank branch and one savings and loan branch. Farmers is the largest of the three institutions in terms of deposits.

Farmers is a full service commercial bank providing checking accounts, savings accounts, certificates of deposit, commercial loans, installment loans, commercial and residential mortgage loans, and safe deposit rental facilities. Services are provided through walk-in offices, automobile drive through facilities, and an automated teller machine.

At December 31, 1995, Farmers had 29 full-time and 15 part-time employees. Farmers is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be good.

Farmers accounts for approximately 11% of the Corporation's assets. In addition to the above information, a further description of First-Knox and Farmers is contained in the Financial Review section (page 35) of the Annual Report to Shareholders for the fiscal year ended December 31, 1995 ("the 1995 Annual Report") included as Exhibit 13 hereto and incorporated herein by reference.

                           Supervision and Regulation

The following is a summary of certain statutes and regulations affecting the Corporation and its subsidiaries. The summary is qualified in its entirety by reference to the statutes and regulations. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have a material effect on the Corporation.

The Corporation

The Corporation is a bank holding company under the Bank Holding Company Act of 1956, as amended, which restricts the activities of the Corporation and the acquisition by the Corporation of voting stock or assets of any bank, savings association or other company. The Corporation is also subject to the reporting requirements of, and examination and regulation by, the Board of Governors of the Federal Reserve system ("Federal Reserve Board"). Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of the bank holding company and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to the bank holding company and other subsidiaries. A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit or provision of property or services.

Bank holding companies are prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board. In addition, acquisitions across state lines are limited to acquiring banks in those states specifically authorizing such interstate acquisitions. However, since September 1995, federal law has permitted interstate acquisitions of banks, if the bank acquired retains its separate charter.

Banks

As a national bank, First-Knox is supervised and regulated by the Comptroller of the Currency ("Comptroller"). As an Ohio chartered bank, Farmers is supervised and regulated by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The deposits of First- Knox and Farmers are insured by the FDIC and both entities are subject to the applicable provisions of the Federal Deposit Insurance Act. A subsidiary of a bank holding company can be liable to reimburse the FDIC if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or in conjunction with FDIC assistance provided to such subsidiary in danger of default. In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies' regulations on prompt corrective action guarantees a portion of the institution's capital shortfall, as discussed below.

Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of the Banks, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest which may be charged thereon, restrictions relating to investments and other activities, limitation on credit exposure to correspondent banks, limitations based on capital and surplus, limitations on payment of dividends, and limitations on branching. Under current law, the Banks may establish branch offices throughout the State of Ohio. Pursuant to recent federal legislation, First-Knox may branch across state lines, if permitted by the law of the other state. In addition, effective June 1997, such interstate branching will be authorized, unless the law of the other state specifically prohibits the interstate branching authority granted by federal law.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and for state member banks. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. The required minimum ratio of capital to risk-weighted assets (including certain off-balance sheet items, such as stand-by letters of credit) was 8.0% at December 31, 1995, as disclosed in Note 14 (page 30) of the Corporations's 1995 Annual Report (See Exhibit 13). At least half of the total regulatory capital is to be comprised of common stockholders' equity, including retained earnings, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries less goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of, among other things, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board has also imposed a minimum leverage ratio (Tier 1 capital to total assets) of 4% for bank holding companies and state member banks that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including those having the highest regulatory (CAMEL) rating. The minimum leverage ratio is 1.0-2.0% higher for other holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. National banks are subject to similar capital requirements adopted by the Comptroller and state non-member banks are subject to similar capital requirements adopted by the FDIC and the Ohio Division of Financial Institutions.

The Corporation and its subsidiaries currently satisfy all regulatory capital requirements. Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including dividend restrictions and the termination of deposit insurance by the FDIC.

Under an outstanding proposal of the Comptroller and the FDIC, the subsidiaries may be required to have additional capital if their interest rate risk exposure exceeds acceptable levels provided for in the regulation when adopted. In addition, the federal banking regulators have established regulations governing prompt corrective action to resolve capital deficient banks. Under these regulations, banks which become undercapitalized become subject to mandatory regulatory scrutiny and limitations, which increase as capital continues to decrease. Such banks are also required to file capital plans with their primary federal regulator, and their holding companies must guarantee the capital shortfall up to 5% of the assets of the capital deficient bank at the time it becomes undercapitalized.

Dividend Regulation

The ability of the Corporation to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks. However, the Federal Reserve Board expects the Corporation to serve as a source of strength to the subsidiaries, which may require it to retain capital for further investment in the subsidiaries, rather than for dividends for shareholders of the Corporation. Generally, First-Knox and Farmers must have the approval of their respective regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net profits and the retained net profits for the preceding two years, less required transfers to surplus. A national bank may not pay a dividend in an amount greater than its net profits then on hand, after deducting its losses and bad debts. In addition, if the surplus fund of the national bank is less than or equal to its common capital, no dividends may be declared unless there has been carried to the surplus fund not less than one-tenth part of the national bank's net profits of the preceding half-year in the case of quarterly or semiannual dividends, or not less than one-tenth part of its net profits of the preceding two consecutive half-year periods in the case of an annual dividend. The Banks may not pay dividends to the Corporation if, after such payment, they would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Payment of dividends by the Banks may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice or if necessary to maintain adequate capital for the Banks. See Exhibit 13, 1995 Annual Report page 2, Comparative Stock Data and page 30, Note 14 and Item 5., which are herein incorporated by reference.

Monetary Policy and Economic Conditions

The commercial banking business is affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities and, in particular, the Federal Reserve Board. It regulates money and credit conditions and interest rates in order to influence general economic conditions primarily through open market operations in U.S. Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against bank deposits. These policies and regulations significantly affect the overall growth and distribution of bank loans, investments and deposits, and the interest rates charged on loans, as well as interest rates paid on deposits and accounts.

The monetary policies of the Federal Reserve Board are expected to continue their substantial influence on the operating results of commercial banks. Coupled with the changing conditions in the economy and the money market, the impacts on the performance of the Corporation and the Banks are difficult to predict.

Growth Strategy

The Corporation's Board of Directors and management have identified various corporate, business and financial objectives. One such objective is growth of the organization through the acquisition of community banks and savings and loan associations located within the State of Ohio. Benefits of this strategy include increasing the opportunities for earning asset and core deposit growth, enhancement of fee based income, and realization of operating economies of scale. The Corporation intends to seek and pursue acquisition opportunities which fit these strategic objectives.

                       STATISTICAL DISCLOSURES

The following section contains financial disclosures as required under Industry Guide 3, "Statistical Disclosure by Bank Holding Companies." The information provided should be read in conjunction with the narrative analysis presented in the Financial Review and Consolidated Financial Statements of the Corporation and its subsidiaries contained in the 1995 Annual Report.

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

      The average balance sheet information and the related analysis of net interest income for the years ended December 31, 1995, 1994 and 1993, as required is included in Table II "Average Balances and Analysis of Net Interest Income" on page 37 of the Corporation's 1995 Annual Report (See
      Exhibit 13) which is herein incorporated by reference.

      The analysis of the changes in interest income and expense from 1994 to 1995 and from 1993 to 1994 is included in Table III "Rate and Volume Analysis of Changes in Interest Income and Interest Expense" on page 38 of the Corporation's 1995 Annual Report (See Exhibit 13) which is herein incorporated by reference.

II.   Investment Portfolio

      A schedule of the carrying value of investment and mortgage-backed securities and related information on fair values, maturities and average yields is included in Table IV "Investment and Mortgage-backed Securities" on page 47 of the Corporation's 1995 Annual Report (See Exhibit 13) which is herein incorporated by reference.

      Excluding obligations of the U.S. Treasury and other agencies and corporations of the U.S. government, there were no investment or mortgage-backed securities of any one issuer which exceeded 10% of consolidated shareholders' equity at December 31, 1995.

VI.   Return on Equity and Assets

      The return on assets, return on equity, dividend payout ratio and equity to assets ratio, for the years ended December 31, 1995, 1994 and 1993, as required, are included in Table I "Financial Ratios For Five Years" on page 35 of the Corporation's 1995 Annual Report (See Exhibit 13) which is herein incorporated by reference.

VII.  Short Term Borrowings

      The information in item VII is not required to be given because the average balance for any category of short-term borrowings for 1995, 1994 and 1993 did not exceed 30% of stockholders' equity at the end of those respective years.

      See the following pages for Item III, Loan Portfolio; Item IV, Summary of Loan Loss Experience; and Item V, Deposits.

III   Loan Portfolio, December 31,

(in thousands)                1995                1994                1993                1992                1991
                            --------            --------            --------            --------            --------
                                        % of                % of                % of                % of                % of
Year End Balances:           Balance   Total    Balance    Total    Balance    Total    Balance    Total     Balance   Total
------------------          --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
Commercial and Other        $ 95,009    28.7%   $ 85,971    28.3%   $ 93,474    32.1%   $ 90,189    32.6%   $ 84,875    32.5%
Real Estate (1)              162,495    49.2%    149,018    49.0%    135,287    46.5%    116,861    42.3%    105,234    40.2%
Consumer and Credit Cards     73,137    22.1%     69,179    22.7%     62,147    21.4%     69,387    25.1%     71,445    27.3%
                            --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
  Total Loans & Leases      $330,641   100.0%   $304,168   100.0%   $290,908   100.0%   $276,437   100.0%   $261,554   100.0%
                            ========   =====    ========   =====    ========   =====    ========   =====    ========   =====
Non-Performing Loans
at December 31: (2),(3)       1995                1994                1993                1992                1991
-----------------------     --------            --------            --------            --------            --------
  Non-Accrual               $    197            $    805            $    474            $    913            $  1,542
  90 Day and Over Past Due       862                 457               1,214                 884                 974
  Restructured                 1,122                 885                 934
                            --------            --------            --------            --------            --------
    Total                   $  2,181            $  2,147            $  2,622            $  1,797            $  2,516
                            ========            ========            ========            ========            ========

Maturity Schedule:           Within           1 to 5           5 Years
December 31, 1995            1 year           Years            & Over           Total
-----------------            ------           -------         --------          -----
Commercial & Other-
   Fixed Rate               $ 5,368          $ 5,324          $ 1,773          $12,465
   Adjustable Rate           27,445           16,708           38,391          $82,544
                             ------           ------           ------          -------
      Total                 $32,813          $22,032          $40,164          $95,009
                            =======          =======          =======          =======

                                      Predetermined                     Adjustable
Commercial & Other Loans               Fixed Rates                         Rates
------------------------              -------------                     ----------
Maturing After One Year                   $7,097                           $55,099
                                          ======                           =======



See page 11 for footnote explanations.

IV Summary of Loan Loss Experience


Loan Loss Experience:                1995            1994            1993            1992            1991
---------------------              --------        --------        --------        --------        --------
  Average Loans                    $314,259        $298,161        $283,550        $271,345        $254,812
                                   ========        ========        ========        ========        ========


  Allowance for Loan
    Losses, Jan. 1                 $  3,876        $  3,597        $  3,162        $  2,905        $  2,715

Losses Charged Off:

  Commercial and Other                  160             182             448             521             312
  Real Estate (1)                                        12              62              53              69
  Consumer and Credit Cards             379             447             372             744             593
                                   --------        --------        --------        --------        --------

    Total                               539             641             882           1,318             974
                                   --------        --------        --------        --------        --------

Recoveries:

  Commercial and Other                   31              64              38              26              20
  Real Estate (1)                                                         6               1               1
  Consumer and Credit Cards             214             218             149             154              77
                                   --------        --------        --------        --------        --------
    Total                               245             282             193             181              98
                                   --------        --------        --------        --------        --------

Net Loan Charge-Offs                    294             359             689           1,137             876
Additions Charged
   to Operations                        584             638           1,124           1,394           1,066
                                   --------        --------        --------        --------        --------
Allowance for Loan Losses
   at  December 31:                $  4,166        $  3,876        $  3,597        $  3,162        $  2,905
                                   ========        ========        ========        ========        ========


Ratio of Net Charge-Offs
    to Average Loan Balances           0.09%           0.12%           0.24%           0.42%           0.34%
                                   ========        ========        ========        ========        ========


See page 11 for footnote explanations.

IV   Loan Portfolio - Continued
(in thousands)                           1995                1994               1993                1992                 1991
                                  ------------------   -----------------  -----------------  ------------------  ------------------

                                             % of                % of                % of               % of                % of
                                            Loans in            Loans in           Loans in            Loans in            Loans in
                                             Each                Each               Each                 Each                Each
                                            Category            Category           Category            Category            Category
Allocation of Allowance for                 To Total            To Total           To Total            To Total            To Total
Loan Losses as of Dec. 31:        Balance    Loans     Balance   Loans    Balance   Loans    Balance    Loans     Balance    Loans
--------------------------        -------   --------   -------  --------  -------  --------  -------   --------   -------  --------
Commercial and Other              $  591     28.7%     $  667     28.3%    $  903    32.1%    $1,287      32.6%    $1,368     32.5%
Real Estate (1)                      151     49.2%        156     49.0%       178    46.5%       261      42.3%       326     40.2%
Consumer and Credit Cards            393     22.1%        472     22.7%       711    21.4%       676      25.1%       773     27.3%
Unallocated                        3,031      N/A       2,581      N/A      1,805     N/A        938       N/A        438      N/A
                                  ------    -----      ------    -----     ------   -----     -----      -----     ------    -----
  Total                           $4,166    100.0%     $3,876    100.0%    $3,597   100.0%    $3,162     100.0%    $2,905    100.0%
                                  ======    =====      ======    =====     ======   =====     ======     =====     ======    =====


(1) Real estate construction loans are included in this amount and represent less than 5% of total real estate loans and less than 3% of total loans and leases for all years presented. These loans are principally to construct residential housing.

(2) The accrual of interest on loans and leases is suspended when in management's opinion, the collection of all or a portion of the interest has become doubtful. When a loan is placed on nonaccrual status, accrued and unpaid interest is charged against income. The accrual of interest on loans 90 days past due will continue until it is determined that collection of all or a portion of the interest has become doubtful. If all loans were current and interest had been earned on non-accrual loans, interest income would have increased approximately $20,000 in 1995.

(3) Restructured loans were less than one percent of non-performing loans at December 31, 1992 and December 31, 1991.


(4) Potential Problem Loans - At December 31, 1995 there are approximately $8 million of loans which management doubts the borrowers' ability to completely comply with the present payment terms which are not on non-accrual status as described in note (2) above. These loans and their potential loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses. Also refer to Note 1 of the consolidated financial statements regarding the allowance for loan and lease losses on page 16 of the Corporation's 1995 Annual Report, (See Exhibit 13), which is herein incorporated by reference.

(5) There were no foreign loans in any period presented.

(6) As of December 31, 1995, there are no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans in the above analysis. Also refer to Note 1 of the consolidated financial statements regarding concentrations of credit risk on page 16 of the Corporation's 1995 Annual Report, (Exhibit 13), which is herein incorporated by reference.

(7) No material amount of loans that have been classified by the regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as non-accrual, past due 90 days or more, restructured or potential problem loans.

(8) For the periods presented, there were no interest bearing assets other than loans, that were restructured, past-due, placed on non-accrual status or which management had doubts as to repayment.

(9) Impaired loans were not material at December 31, 1995. Also refer to Note 1 of the consolidated financial statements regarding allowance for loan and lease losses on pages 16-17 of the Corporation's 1995 Annual Report (Exhibit 13), which is herein incorporated by reference.

V   Deposits

Time Deposit Maturity Distribution as of December 31, 1995:  (In thousands)
-------------------------------------------------------------------------------


                                         Under           3 - 6             6 - 12           Over 12
                                         3 Mo.           Months            Months           Months          Total
                                        -------          ------            ------           ------          -------
Time Deposits of $100,000
    or More                             $13,781          $5,387            $7,550           $9,699          $36,417
                                        =======          ======            ======           ======          =======




Average Deposits and Interest Expense Analysis: (In thousands)
----------------------------------------------------------------------



                                     1995                            1994                        1993
                            -------------------------      -------------------------    ------------------------
                            Average           Average      Average           Average    Average          Average
                            Balance            Rate        Balance            Rate      Balance            Rate
                            --------          -------      -------           -------    --------         -------
Non-Interest Bearing
 Demand                     $ 47,023                      $ 44,722                      $ 39,877

Interest Bearing Demand       42,216            1.97%       43,249            1.98%       41,677            2.31%

Savings                      107,879            2.97%      118,563            2.71%      116,875            2.86%

Time                         193,554            5.75%      172,148            4.49%      167,420            4.61%
                            --------          -------      -------           -------    --------         --------

  Total                     $390,672                      $378,682                      $365,849
                            ========                      ========                      ========

There were no material foreign deposits in any period presented.

ITEM 2. PROPERTIES

First-Knox owns and occupies its headquarters in Mount Vernon, Ohio. Farmers owns and occupies its headquarters in Loudonville, Ohio. First-Knox owns a free-standing operations center in Mount Vernon, Ohio. All branch office locations for both Banks are owned with the exception of the Millersburg branch of First-Knox where a portion is leased. The Corporation considers its properties to be satisfactory for current operations. See information under the heading "First-Knox National Bank Offices" and "Farmers and Savings Bank Offices" on page 52 of the Corporation's 1995 Annual Report (Exhibit 13), which is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

The Corporation had various claims and lawsuits pending at December 31, 1995, arising out of the ordinary course of its business. It is the opinion of management that such litigation will not materially affect the Corporation's financial position or earnings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

See: 1995 Annual Report, page 2 - Comparative Stock Data, and page 30 - Note 14, which are incorporated herein by reference (See Exhibit 13).

ITEM 6.  SELECTED FINANCIAL DATA

See: 1995 Annual Report, page 35 Table I, "Financial Ratios for Five Years," and page 49 Table VI, "Ten Years of Progress Statement Summary," which is incorporated herein by reference (See Exhibit 13).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See: 1995 Annual Report, pages 35 through 49, "Financial Review," which are incorporated herein by reference (See Exhibit 13).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements included in the Corporation's 1995 Annual Report to Shareholders for the fiscal year ended December 31, 1995, and the report of Crowe, Chizek and Company LLP contained therein are incorporated herein by reference. See Item 14, index to financial statements and schedules. The supplementary financial information specified by item 302 of Regulation S-K is not applicable.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Information regarding directors and executive officers also serving as directors is set forth in the Corporation's Definitive Proxy Statement dated March 1, 1996, pages 3 - 6, which is included as Exhibit 99 hereto and incorporated herein by reference. No facts exist which would require disclosure under Item 405 for Regulation S-K.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to executive officers who do not serve as directors:

                                               Position
                                    -------------------------------
                                    First-Knox          First-Knox
  Name              Age             Banc Corp.        National Bank
  ----              ---             ----------        -------------
Gordon Yance         48             Vice Pres.        Vice President and
                                    & Treasurer       Chief Financial
                                                      Officer

Ian Watson           45             Vice Pres.        Vice President of
                                   & Secretary        Operations, Deposits
                                                      and Investments

Mr. Yance has held these positions for more than five years.   Mr. Watson has
held his position with First-Knox National Bank for more than five years.   He
was elected Vice President and Secretary of the Corporation in 1991.

ITEM 11.  EXECUTIVE COMPENSATION

See: The Corporation's Definitive Proxy Statement dated March 1, 1996, pages 7 - 12, which is included as Exhibit 99 hereto and incorporated herein
         by reference.   Neither the "Report of Stock Option Committee and
         Personnel Committee on Executive Compensation" nor "Comparison of Five Year Cumulative Total Return Among First-Knox Banc Corp., S&P 500 Index and KBW 50 Index," on pages 10 - 13, in the Corporation's Definitive Proxy Statement dated March 1, 1996, shall be deemed to be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See: The Corporation's Definitive Proxy Statement dated March 1, 1996, pages 2 - 5, which is included as Exhibit 99 hereto and incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See: The Corporation's 1995 Annual Report (Exhibit 13) page 30, Note 15, which is incorporated herein by reference and the Corporation's Definitive Proxy Statement (Exhibit 99) dated March 1, 1996, pages 10 & 14, which is incorporated herein by reference.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                              First-Knox Banc Corp.

                   Index to Financial Statements and Schedules

                   For the Three Years Ended December 31, 1995

                                                   ------------

(a) The following financial statements are incorporated herein by reference from the Annual Report to Shareholders filed as Exhibit 13 to this filing:

                                                                  Annual Report
First-Knox Banc Corp. and Subsidiaries:                             Reference
---------------------------------------                           -------------
Report of Independent Auditors                                       Page  34
Consolidated balance sheets - December 31, 1995 & 1994               Page  11
Consolidated statements of income for the years
  ended December 31, 1995, 1994, and 1993.                           Page  12
Consolidated statements of changes in
shareholders' equity for the
  years ended December 31, 1995, 1994 and 1993.                      Page  13
Consolidated statements of cash flows for the
  years ended December 31, 1995, 1994 and 1993.                      Page  14
Notes to the consolidated financial statements                       Pages 15-33

First-Knox Banc Corp:
---------------------

Holding company only financial statements                            Pages 32-33

Schedules have been omitted since they are either not required or not applicable, or since the required information is shown in the financial statements or related notes.

The following table provides certain information concerning the executive compensation plans and arrangements required to be filed as exhibits to this report:

Exhibit
Number              Description                               Location
-------             -----------                               --------
   10(a)            Summary of Incentive Compensation         Incorporated
                    Plan dated December 9, 1983.              herein by
                                                              reference to
                                                              Exhibit 10(a) to
                                                              the Corporation's
                                                              Annual Report on
                                                              Form 10-K For the
                                                              period ending
                                                              December 31, 1992
                                                              (File No. 0-13161)
                                                              ("1992 Form 10-K")

   10(b)            Employees Retirement Plan dated           Incorporated
                    January 1, 1984                           herein by
                                                              reference to
                                                              Exhibit 10(a) to
                                                              the Corporation's
                                                              Annual Report on
                                                              Form 10-K for the
                                                              period ending
                                                              December 31, 1986
                                                              (File No. 0-13161)
                                                              ("1986 Form 10-K")

   10(c)            Supplemental Retirement Agreement         Incorporated
                    dated August 11, 1987                     herein by
                                                              Reference to
                                                              Exhibit 10(c) to
                                                              the 1992 Form 10-K

   10(d)            Non-qualified Stock Option and            Incorporated
                    Stock Appreciation Rights Plan            herein by
                                                              reference to
                                                              Exhibit 23 to
                                                              the Corporation's
                                                              Form 10-K for the
                                                              period ending
                                                              December 31, 1989
                                                              (File No. 0-13161)
                                                              (1989 Form 10-K)

   10(e)            First-Knox Banc Corp. Savings             Incorporated
                    Retirement Plan                           herein by
                                                              reference to
                                                              Exhibit 10(e)
                                                              to the
                                                              Corporation's
                                                              Annual Report on
                                                              Form 10-K for the
                                                              period ending
                                                              December 31, 1993
                                                              (File No. 0-13161)
                                                              ("1993 Form 10-K")

  10(g)             First-Knox Banc Corp. Stock Option        Incorporated
                    And Stock Appreciation Rights Plan        herein by
                                                              reference to
                                                              exhibit 10(g) to
                                                              the March 31, 1995
                                                              Form 10-Q

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c) Exhibit List and Index.                                              Page 20

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First-Knox Banc Corp.
(Registrant)

By Carlos E. Watkins                         March 28, 1996
   ---------------------------------
   Carlos E. Watkins, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 28, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.

-s- Russell E. Ramser, Jr.                       -s- John B. Minor
Chairman of the Board of                         Director
Directors, and Director

-s- Carlos E. Watkins                            -s- James A. McElroy
President & Director                             Director

-s- Robert S. Gregg                              -s- Noel C. Parrish
Director                                         Director

-s- James J. Cullers                             -s- George T. Culbertson, Jr.
Director                                         Director

-s- Kenneth W. Stevenson                         -s- Maureen Buchwald
Director                                         Director

-s- Alan E. Riedel                               -s- Philip H. Jordan, Jr.
Director                                         Director

                                                 -s- Gordon E. Yance
                                                 Vice President, Treasurer
                                                 (chief financial officer
                                                 and chief accounting officer)

                             EXHIBIT LIST AND INDEX
                         FIRST-KNOX BANC CORP. FORM 10-K
                      for the Year Ended December 31, 1995

Exhibit
Number             Description                                    Location
-------            -----------                                    --------

3(a)(1)            Articles of Incorporation, as amended          Incorporated herein by
                   on March 15, 1988.                             reference to Exhibit
                                                                  3 to the Corporation's
                                                                  Annual Report on Form
                                                                  10-K for the period
                                                                  ending December 31, 1988
                                                                  (File No. 0-13161)
                                                                  ("1988 Form 10-K")

3(a)(2)            Amendment to Articles of Incorpora-            Incorporated herein by
                   tion, April 10, 1990.                          reference to Exhibit 3
                                                                  to the Corporation's
                                                                  Form 10-K for the period
                                                                  ending December 31, 1990
                                                                  (File No. 0-13161)
                                                                  ("1990 Form 10-K")

3(a)(3)            Amendment to Articles of Incorpora-            Incorporated herein by
                   tion, March 25, 1992.                          reference to Exhibit 3
                                                                  to the Corporation's
                                                                  Form 10-K for the period
                                                                  ending December 31, 1991
                                                                  ("1991 Form 10-K")

3(a)(4)            Amendment to Articles of Incorpora-            Incorporated herein by
                   tion, March 29, 1994.                          reference to Exhibit 3
                                                                  to the Corporation's
                                                                  Form 10-Q for the period
                                                                  ending March 31, 1994

3(a)(5)            Amendment to the Articles of Incorpora-        Incorporated herein by
                   tion, March 28, 1995.                          reference to Exhibit 3
                                                                  to the Corporation's
                                                                  Form 10-Q for the period
                                                                  ending March 31, 1995

3(b)(1)            Amendment to Code of Regulations               Incorporated herein by
                   March 15, 1988                                 reference to Exhibit 3
                                                                  to the 1987 Form 10-K

3(b)(2)            Amendment to Code of Regulations               Incorporated herein by
                   March 26, 1991                                 reference to Exhibit 3 to the
                                                                  1990 Form 10-K

3(b)(3)            Amendment to Code of Regulations               Incorporated herein
                   March 23, 1993                                 reference to Exhibit 3 to the
                                                                  1992 Form 10-K

                             EXHIBIT LIST AND INDEX
                         FIRST-KNOX BANC CORP. FORM 10-K
                      For the Year Ended December 31, 1995
                                   (Continued)

 4(b)              First-Knox Banc Corp. Dividend                 Incorporated herein by
                   Reinvestment Plan                              the Corporation's
                                                                  Registration Statement
                                                                  on Form S-3 (Registration
                                                                  No. 33-52590)

 4(b)1             Amendment to the First-Knox Banc               Incorporated herein by
                   Corp. Dividend Reinvestment Plan               reference to exhibit
                                                                  4(b)1 to the March 31, 1995
                                                                  Form 10-Q

10(a)              Summary of Incentive Compensation              Incorporated herein by
                   Plan dated December 9, 1983.                   reference to Exhibit 10(a) to
                                                                  the 1992 Form 10-K

10(b)              Employees Retirement Plan dated                Incorporated herein by
                   January 1, 1984.                               reference to Exhibit 10(a) to
                                                                  the 1986 Form 10-K

10(c)              Supplemental Retirement Agreement              Incorporated herein by
                   dated August 11, 1987.                         reference to Exhibit 10(C) to
                                                                  the 1992 Form 10-K

10(d)              Non-qualified Stock Option and                 Incorporated herein by
                   Stock Appreciation Rights Plan.                reference to Exhibit 23 to
                                                                  the 1989 Form 10-K

10(e)              First-Knox Banc Corp. Savings                  Incorporated herein by
                   Retirement Plan                                reference to Exhibit 10(e) to
                                                                  the 1993 Form 10-K

10(f)              Project Services Agreement between             Incorporated herein by
                   First-Knox National Bank and                   reference to Exhibit 10(f)
                   Sverdrup Building Corporation                  to the 1993 Form 10-K

11                 Statement regarding computation                Page 40 - Note 1 to
                   of per share earnings.                         consolidated financial
                                                                  statements

13                First-Knox Banc Corp. Annual Report             Page 23
                  to Shareholders for the Year Ended
                  December 31, 1995.

21                Subsidiaries of First-Knox Banc Corp.           Page 94

                             EXHIBIT LIST AND INDEX
                         FIRST-KNOX BANC CORP. FORM 10-K
                      For the Year Ended December 31, 1995
                                   (Continued)

         23          Consent of Independent Accountants                  Page 95


         27          Financial Data Schedule                             Page 96


         99          First-Knox Banc Corp. Definitive Proxy              Page 77
                     Statement dated March 1, 1996.