Form 10-Q
period 1996-03-31
FIRST KNOX BANC CORP
filed 1996-05-14
CIK 756899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1996
                               -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________



Commission file number   0-13161

First-Knox Banc Corp.
- -----------------------------------
(Exact name of registrant as specified in its charter)


Ohio                                                      31-1121049
- -----------------
(State or other jurisdiction of incorporation       (IRS Identification No.)
or organization)

                One South Main Street, Mount Vernon, Ohio 43050
                -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (614) 399-5500
                                 --------------
               (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X                            No
   ---                             ---

Number of shares of Common Stock, Par Value $3.125 per share at April 26, 1996

                        Authorized              6,000,000
                        Issued                  3,650,221
                        Outstanding             3,563,500

                                  Page 1 of 18
                            Exhibit Index at Page 16

                              FIRST-KNOX BANC CORP.

                                    FORM 10-Q

                          QUARTER ENDED March 31, 1996

                         Part I - Financial Information


Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:


                                                                   Page
                                                                  Number
                                                                  ------
Item 1. Unaudited Financial Statements:

            Consolidated Balance Sheet ........................    3

            Consolidated Statement of Income ..................    4

            Condensed Consolidated Statement
              of Changes in Shareholders' Equity ..............    5

            Condensed Consolidated Statement of Cash Flows ....    6

            Notes to the Consolidated Financial Statements ....    7

Item 2. Management's Discussion and Analysis
            of Financial Condition and Results of Operations ..   12


                           Part II - Other Information


Item 1. Legal Proceedings .....................................   N/A

Item 2. Changes in Securities .................................   N/A

Item 3. Defaults Upon Senior Securities .......................   N/A

Item 4. Submission of Matters to Vote of Security Holders .....   16

Item 5. Other Information .....................................   N/A

Item 6. Exhibits and Reports on Form 8-K ......................   16

        Signatures ............................................   18

                              FIRST-KNOX BANC CORP
                           Consolidated Balance Sheet
                 ($ Amounts in thousands except per share data)
                                   (Unaudited)

                                                                        March 31,      December 31,
                                                                           1996            1995
                                                                        ---------       ---------
ASSETS
Cash and non interest-bearing deposits with banks                       $  13,737       $  17,012
Federal funds sold                                                          7,600           3,400
                                                                        ---------       ---------
    Total cash and cash equivalents                                        21,337          20,412
Investment securities available for sale, at fair value (Note 2)          102,498          94,694
Mortgage-backed securities available for sale, at fair value (Note 2)      35,004          37,294
                                                                        ---------       ---------
      Total securities                                                    137,502         131,988
Loans & lease financing (Note 3)                                          326,951         330,641
Allowance for loans and lease losses (Note 4)                              (4,146)         (4,166)
                                                                        ---------       ---------
   Net loans and leases                                                   322,805         326,475
Premises and equipment, net                                                10,994          10,993
Accrued interest receivable and other assets                                7,924           7,031
                                                                        ---------       ---------
     TOTAL ASSETS                                                       $ 500,562       $ 496,899
                                                                        =========       =========

LIABILITIES
Deposits
  Non interest-bearing demand                                           $  46,238       $  54,706
  Interest-bearing demand                                                  45,197          39,882
  Savings                                                                  99,666          99,133
  Time                                                                    216,848         210,346
                                                                        ---------       ---------
     Total deposits                                                       407,949         404,067
Short-term borrowings                                                       8,086           7,986
Long-term debt (Note 5)                                                    33,169          33,415
Accrued interest payable and other liabilities                              4,372           4,772
                                                                        ---------       ---------
     TOTAL LIABILITIES                                                    453,576         450,240
                                                                        ---------       ---------

SHAREHOLDERS' EQUITY (Note 1)
   Common stock, par value $3.125 per share;
      6,000,000 shares authorized;  3,650,221 issued
      in 1996 and 3,650,225 shares issued in 1995                          11,407          11,407
   Paid-in capital                                                         24,042          24,042
   Retained earnings                                                       12,183          11,187
   Net unrealized holding gains on securities
      available for sale                                                    1,243           1,912
   Common stock in treasury - 89,963 shares at cost
      (89,965 shares in 1995)                                              (1,889)         (1,889)
                                                                        ---------       ---------
     TOTAL SHAREHOLDERS' EQUITY                                            46,986          46,659
                                                                        ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 500,562       $ 496,899
                                                                        =========       =========


     The accompanying notes are an integral part of the financial statements

                              FIRST-KNOX BANC CORP.
                  Consolidated Statement of Income (Unaudited)
                 ($ Amounts in thousands except per share data)

                                                                   Three Months Ending
                                                                        March 31,
                                                                   1996          1995
                                                               -----------    ----------
Interest income:
   Loans and leases, including fees ........................   $     7,481    $    6,718
   Investment and mortgage-backed securities
      Taxable ..............................................         1,301         1,235
      Non-taxable ..........................................           698           702
   Federal funds sold ......................................           123            21
                                                               -----------    ----------
      TOTAL INTEREST INCOME ................................         9,603         8,676
                                                               -----------    ----------
Interest expense:
   Deposits ................................................         4,029         3,393
   Short-term borrowings ...................................            99           112
   Long-term debt ..........................................           485           501
                                                               -----------    ----------
      TOTAL INTEREST EXPENSE ...............................         4,613         4,006
                                                               -----------    ----------
      NET INTEREST INCOME ..................................         4,990         4,670
Provision for loan &
   lease losses (Note 4) ...................................            81            78
                                                               -----------    ----------
      NET INTEREST INCOME AFTER ............................
         PROVISION FOR LOAN AND LEASE LOSSES ...............         4,909         4,592
                                                               -----------    ----------
Other income:
   Income from fiduciary activities ........................           180           162
   Service charges, commissions and fees ...................           655           667
   Securities losses, net ..................................                         (74)
   Other ...................................................            18            25
                                                               -----------    ----------
      TOTAL OTHER INCOME ...................................           853           780
                                                               -----------    ----------
Other expense:
   Salaries & employee benefits ............................         1,835         1,735
   Occupancy and equipment .................................           567           533
   FDIC Insurance ..........................................             1           213
   Other ...................................................         1,411         1,307
                                                               -----------    ----------
      TOTAL OTHER EXPENSE ..................................         3,814         3,788
                                                               -----------    ----------
Income before federal income taxes .........................         1,948         1,584
Federal income tax expense .................................           454           316
                                                               -----------    ----------
NET INCOME .................................................   $     1,494    $    1,268
                                                               ===========    ==========

Earnings per common share (Note 1): Primary ................   $      0.41    $     0.34
                                    Fully diluted ..........   $      0.41    $     0.34
                                                               ===========    ==========

Weighted average common shares
   outstanding (Note 1):            Primary ................     3,612,975     3,680,592
                                    Fully diluted ..........     3,612,975     3,682,964



    The accompanying notes are an integral part of the financial statements

                              FIRST-KNOX BANC CORP.

Condensed Consolidated Statement of Changes in Shareholders' Equity (Unaudited)

                 ($ Amounts in thousands except per share data)

                                                         Three Months Ending
                                                               March 31,
                                                           1996        1995
                                                         --------    --------
Balance, beginning of period .........................   $ 46,659    $ 40,832

Net income ...........................................      1,494       1,268

Cash dividends, declared at a
   per share rate of $.14 in 1996 and $.11 in 1995 ...       (498)       (400)


Change in unrealized holding gain (loss) on securities
  available for sale .................................       (669)      1,020
                                                         --------    --------

Balance, end of period ...............................   $ 46,986    $ 42,720
                                                         ========    ========


     The accompanying notes are an integral part of the financial statements

                              FIRST-KNOX BANC CORP.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                            ($ Amounts in thousands)

                                                                     Three Months Ending
                                                                           March 31,
                                                                       1996        1995
                                                                     --------    --------
Net cash provided by operating activities ........................   $  1,033    $    465

Cash flows from investing activities:
    Purchases of investment securities
      held to maturity ...........................................                   (715)
    Proceeds from calls, payments and maturities of investment
      securities held to maturity ................................                    500
    Purchases of investment and mortgage-backed securities
      available for sale .........................................    (12,337)    (11,819)
    Proceeds from calls, payments and maturities of investment and
      mortgage-backed securities available for sale ..............      5,704       4,536
    Proceeds from sales of investment and mortgage-backed
      securities available for sale ..............................                  9,135
    Net decrease (increase) in loans and leases ..................      3,589        (960)
    Expenditures for premises and equipment ......................       (266)       (540)
                                                                     --------    --------
      Net cash provided by (applied to) investing activities .....     (3,310)        137
                                                                     --------    --------

Cash flows from financing activities
    Net increase in deposit accounts..............................      3,882       9,281
    Net increase (decrease) in short-term borrowings..............        100      (6,093)
    Payments on long-term debt....................................       (246)       (212)
    Cash dividends paid...........................................       (534)       (455)
                                                                     --------    --------
      Net cash provided by financing activities...................      3,202       2,521
                                                                     --------    --------

Net increase in cash and cash equivalents ........................        925       3,123
    Cash and cash equivalents at beginning of period .............     20,412      18,110
                                                                     --------    --------
Cash and cash equivalents at end of period .......................   $ 21,337    $ 21,233
                                                                     ========    ========
Supplemental cash flow information:

Interest paid ....................................................   $  5,056    $  3,852
                                                                     ========    ========

Income taxes paid ................................................   $      0    $      0
                                                                     ========    ========


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

               These interim financial statements are prepared without audit and reflect all adjustments of a normal and recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of First-Knox Banc Corp. at March 31, 1996 and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. Accordingly, these financial statements should be read in conjunction with the 1995 consolidated financial statements and notes thereto of First-Knox Banc Corp. included in its Annual Report on Form 10-K for the year ended December 31, 1995.

               The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

               Primary earnings per share is computed based on the weighted average shares outstanding during the year plus common equivalent shares arising from dilutive stock options, using the treasury stock method. Fully diluted earnings per share reflects additional dilution related to stock options due to the use of market price at the end of the period when higher than average price for the period. All share and per share data has been adjusted for a 100% stock dividend distributed in September, 1995.

               During the first three months of 1996, options on 11,000 shares were granted. There were no options or stock appreciation rights exercised during the first three months of 1996. There was no material compensation recognized during the first three months of 1996 or the first three months of 1995 related to stock appreciation rights. At March 31, 1996, there were outstanding options for 185,504 common shares and outstanding stock appreciation rights for 39,488 common shares.

               The Corporation, through its subsidiary banks, grants residential, consumer, and commercial loans to customers in the central Ohio counties of Knox, Morrow, Holmes, Ashland and Richland. In addition the Corporation is in the business of commercial and consumer leasing. Commercial loans, residential real estate loans, consumer loans and leases were 30.1%, 47.5%, 21.8%, and 0.6% of total loans and leases respectively, at March 31, 1996.

               On January 1, 1996, the Corporation adopted SFAS 122 "Accounting for Mortgage Servicing Rights. This pronouncement requires companies to recognize, as separate assets, rights to service mortgage loans for others, however those loans are acquired. A company that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to mortgage servicing rights and to loans (without the mortgage servicing rights) based on their relative fair values. Mortgage servicing rights recorded as a separate asset will be amortized in proportion to, and over the period, of estimated net servicing income. The impact of adopting this pronouncement in 1996 was not material.

               On January 1, 1996, the Corporation adopted SFAS 123 "Accounting for Stock-Based Compensation." SFAS 123 encourages but does not require entities to use a fair value based method to account for stock-based compensation plans such as the Corporation's stock options plans. If the fair value accounting encouraged by SFAS No. 123 is not adopted, entities must disclose the pro forma effect on net income and earnings per share had the accounting been adopted. Fair value of a stock option is to be estimated using an option-pricing model that considers exercise price, expected life of the option, current price of the stock, expected price volatility, expected dividends on the stock, and the risk-free interest rate. The Corporation elected not to expense the fair value of options granted and will disclose the pro forma effect on net income and earnings per share in the annual financial statements.

               The Corporation in its normal course of business, makes commitments to extend credit which are not reflected in the financial statements. At March 31, 1996, unused credit lines amounted to approximately $52,705,000 and commitments under outstanding letters of credit amounted to approximately $349,000. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained related to the commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits, and other items. In management's opinion these commitments represent normal banking transactions, and no material losses are expected to result therefrom.

               Residential real estate loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

               Certain items in the 1995 financial statements have been reclassified to correspond with the 1996 presentation.

Note 2 - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES:

               The amortized costs and estimated fair values are as follows at March 31, 1996 and December 31, 1995:

                                                                         March 31, 1996

               INVESTMENT SECURITIES AVAILABLE FOR SALE                 GROSS        GROSS       ESTIMATED
                ($ amounts in thousands):                 AMORTIZED  UNREALIZED    UNREALIZED      FAIR
                                                            COST        GAINS        LOSSES        VALUE
                                                          --------   ----------   -----------    --------
               U.S. Treasury securities                   $ 31,985   $       41                  $ 32,026
               Obligations of states and
                  political subdivisions                    57,077        1,168                    58,245
               Obligations of U.S. government
                   corporations and agencies                 7,839                $       (30)      7,809
               Other securities                              4,103          315                     4,418
                                                          --------   ----------   -----------    --------
               Total investment securities                 101,004        1,524           (30)    102,498
               Mortgage-backed securities                   34,614          445           (55)     35,004
                                                          --------   ----------   -----------    --------
                     TOTAL                                $135,618   $    1,969   $       (85)   $137,502
                                                          ========   ==========   ===========    ========


                                                                         December 31, 1995

               INVESTMENT SECURITIES AVAILABLE FOR SALE                GROSS         GROSS       ESTIMATED
                ($ amounts in thousands):                 AMORTIZED  UNREALIZED    UNREALIZED      FAIR
                                                            COST       GAINS         LOSSES        VALUE
                                                          --------   ----------   -----------    --------
               U.S. Treasury securities                   $ 27,955   $      312   $       (51)   $ 28,216
               Obligations of states and
                  political subdivisions                    53,407        1,867           (77)     55,197
               Obligations of U.S. government
                   corporations and agencies                 6,932           59                     6,991
               Other securities                              4,041          249                     4,290
                                                          --------   ----------   -----------    --------
               Total investment securities                  92,335        2,487          (128)     94,694
               Mortgage-backed securities                   36,756          636           (98)     37,294
                                                          --------   ----------   -----------    --------
                     TOTAL                                $129,091   $    3,123   $      (226)   $131,988
                                                          ========   ==========   ===========    ========


               At March 31, 1996, the percentages of the portfolio maturing in various time frames had not changed significantly from December 31, 1995.

Note 3 - LOANS AND LEASE FINANCING:

               Loans and leases are comprised of the following ($ amounts in thousands):

                                                                March 31, 1996     December 31, 1995
                                                                  --------             --------
               Residential real estate loans held for sale        $  4,955             $  5,020
               Residential real estate loans .............         150,453              147,927
               Commercial real estate loans ..............          10,079                9,548
               Commercial and industrial loans ...........          83,781               88,632
               Consumer and credit card loans ............          71,292               73,137
               Obligations of states and
                 political subdivisions ..................           4,602                4,678
               Lease financing, net ......................           1,789                1,699
                                                                  --------             --------
                                                                  $326,951             $330,641
                                                                  ========             ========

Note 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES:

               Activity in the allowance for possible loan and lease losses is summarized as follows for the three months ended March 31 ($ amounts in thousands):

                                                                 1996       1995
                                                               -------    -------
               Balance, beginning of period ................   $ 4,166    $ 3,876
               Provision for loan and lease losses .........        81         78
               Losses charged to the allowance .............      (146)      (157)
               Recoveries ..................................        45         61
                                                               -------    -------
               Balance, end of period ......................   $ 4,146    $ 3,858
                                                               =======    =======

               Loans and leases over 90 days past due and still accruing interest approximated $1,082,000 at March 31, 1996 and $862,000 at December 31, 1995. Loans on non-accrual status were $133,000 at March 31, 1996 and $197,000 at December 31, 1995. Impaired loans were not material at any date or during any period presented.

Note 5 - LONG-TERM DEBT:

               ($ amounts in thousands):
                                                                   March 31,    December 31,
               Description                                           1996           1995
               -----------                                       ------------   ------------
               Fixed rate Federal Home Loan Bank advances with
               monthly principal and interest payments:
                      5.60% Advance due August 1, 2003 .......   $      2,378   $      2,442
                      6.35% Advance due August 1, 2013 .......          2,791          2,812
                      5.95% Advance due March 1, 2004 ........            633            649
                      5.70% Advance due May 1, 2004 ..........          5,139          5,262
                      5.85% Advance due January 1, 2016 ......          4,978          5,000

               Fixed rate Federal Home Loan Bank advances with
               monthly interest payments:
                      5.35% Advance due February 1, 1999 .....          5,000          5,000
                      5.60% Advance due April 1, 1999 ........          5,000          5,000
                      5.70% Advance due June 1, 1999 .........          7,000          7,000
                      6.35% Advance due March 1, 2004 ........            250            250
                                                                 ------------   ------------
                                 Total Long-Term Debt            $     33,169   $     33,415
                                                                 ============   ============


               At March 31, 1996, Federal Home Loan Bank (FHLB) advances are collateralized by all shares of FHLB stock owned by the Corporation (totaling $3,608,000) and by 100% of the Corporation's qualified real estate-backed investments and mortgage loan portfolio (totaling approximately $186,000,000). Based on the carrying amount of FHLB stock owned by the Corporation, total FHLB advances are limited to approximately $40,500,000 at March 31, 1996. Future advances to be received by the Corporation, above this limit, would require additional purchases of FHLB stock.

               The aggregate minimum future principal payments on borrowings are $792,000 in 1996, $1,584,000 in 1997, $1,574,000 in 1998,
               $18,573,000 in 1999, $1,584,000 in 2000 and $9,062,000
               thereafter.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------



The following discussion focuses on the consolidated financial condition of First-Knox Banc Corp. at March 31, 1996, compared to December 31, 1995, and the results of operations for the three months ended March 31, 1996, compared to the same period in 1995. The purpose of this discussion is to provide a better understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this Form 10-Q. The Registrant is not aware of any market or institutional trends, events or uncertainties that will have or are reasonably likely to have a material effect on liquidity, capital resources or operations except as discussed herein. Other than as discussed herein, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

Financial Condition
- -------------------

Liquidity
- ---------

Liquidity relates to the Corporation's ability to meet cash demands of its customers and their credit needs. Liquidity is provided by the Corporation's ability to readily convert assets to cash and raise funds in the market place. Traditional asset liquidity is provided by cash and readily marketable, short-term assets such as federal funds sold and deposits in other banks.

Cash, amounts due from banks and federal funds sold totaled $21.34 million at March 31, 1996. Investment and mortgage-backed securities available for sale were $137.5 million at March 31, 1996. This amount increased by $5.51 million from December 31, 1995 balances. These assets, as well as anticipated deposit growth and scheduled loan payments and maturing investment securities, provide the Corporation with an adequate source of funds for expected future demand for loans and for fluctuations in deposit volume. They also provide management with the flexibility to change the composition of interest earning assets as market conditions change in the future.

Liability liquidity relates to the Corporation's ability to retain existing deposits, obtain new deposits and borrow in the marketplace. Total deposits increased $3.88 million for the three months ended March 31, 1996. While demand deposits experienced a $3.15 million or 3.33% decline, savings and time deposits increased $7.04 million or 2.3% during the first three months of 1996. Management anticipates core deposits to experience moderate growth or remain stable during the rest of the year.

Access to advances from the Federal Home Loan Bank (FHLB) described in Note 5 is a supplemental source of cash to meet liquidity needs. The FHLB allows these borrowings to be utilized for any purpose.

Capital Resources
- -----------------

Shareholders' equity totaled $46.99 million at March 31, 1996, compared to $46.66 million at December 31, 1995. This increase was due primarily to earnings retention, offset by a decrease in the net unrealized holding gain on securities available for sale. The ratio of shareholders' equity to assets was 9.39% both at March 31, 1996 and December 31, 1995.

Cash dividends declared during the three months ended March 31, 1996 were $498,000 or $.14 per share representing 33.33% of net income and an increase of 24.50% over the first three months of 1995.

Regulatory Capital Requirements
- -------------------------------

The Corporation complies with the capital requirements established by the Federal Reserve System, which are summarized as follows:

                                              Capital Position
                                                    as of

                      Regulatory
                        Minimum        March 31, 1996     December 31, 1995
- ---------------------------------------------------------------------------
Tier I risk-based
   capital.......        4.00%              14.84%                14.29%

Total risk-based
   capital.......        8.00%              16.00%                15.45%

Tier I leverage       3.00% - 5.00%          8.98%                 8.84%



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

Changes in Financial Condition
- ------------------------------

Consolidated total assets were $500.56 million at the end of the current period after recording growth of $3.66 million or 0.74% during the first three months of 1996. This growth was funded primarily by deposits which grew $3.88 million. Federal funds sold increased by $4.20 million, loans and leases decreased by $3.69 million, and investments and mortgage-backed securities increased by $5.51 million during the first three months of 1996. The residential real estate loan portfolio increased by $2.46 million or 1.61%, while commercial and other loans decreased $4.40 million or 4.27%. Management does not expect the commercial loan balances to decline further in 1996. Consumer and credit card loans decreased by $1.85 million or 2.52%, while lease financing balances increased by $.90 million or 5.30%. Short-term borrowings increased by $100,000 or 1.25% during the first quarter of 1996, primarily from higher repurchase agreement balances.

The allowance for loan and lease losses as a percentage of loans and leases was 1.27% at the end of the current period and 1.26% at the end of 1995. Net loan and lease charge-offs were $101,000 for the first three months of 1996, representing an annualized rate of .12% of the average loan and lease balances. This represented an increase of $5,000 in net charge-offs compared to the first quarter months of 1995. Commercial loans had net recoveries of $2,000 compared to net charge-offs of $63,000 during the first three months of 1995. Net charge-offs for consumer and credit card loans were $70,000 (67.96%) lower than 1995. Loans past due more than 90 days plus loans placed in non-accrual status were $1.22 million or .37% of outstanding balances at March 31, 1996 compared to $1.06 million or .32% of outstanding balances at the end of 1995.

The interest rate sensitivity of the Corporation has not changed significantly from that of December 31, 1995 as disclosed in the Corporation's 1995 annual report on Form 10-K.

Results of Operations-First Quarter 1996 vs. First Quarter 1995
- ---------------------------------------------------------------

Consolidated net income of $1,494,000 for the first quarter of 1996 was 17.82% over the $1,268,000 recorded for the first quarter of 1995. Expressed as annualized returns on average assets and average shareholders' equity, net income for 1996 was 1.20% and 12.83% compared to 1.11% and 12.31% for 1995. Fully diluted earnings per share increased $.07 to $.41 per share for the first quarter 1996 compared to the same period in 1995. These per share amounts were restated to reflect the 100% stock dividend distributed in September, 1995.

The increased level of net income for the first quarter of 1996 compared to the first quarter of 1995, resulted primarily from higher net interest income, reduced FDIC insurance expense, and increased non-interest income.
These items are discussed more fully below.

Increased net interest income resulted from a $31.37 million or 7.18% increase in average earning assets. The annualized net interest margin rate (net interest income adjusted for tax-exempt income restated to a pre-tax equivalent based on the statutory federal tax rate [FTE] divided by average earning assets) declined by 12 basis points to 4.60%, compared to the first quarter of 1995.

The net interest spread percentage (the FTE average earning assets yield minus the average cost of funds) declined by 19 basis points to 3.92% for the first quarter 1996 compared to the same period of a year ago. This decline resulted primarily from earning asset rates rising slower than interest bearing liability costs compared to a year ago. Management expects the net interest margin rate for 1996 to remain below the levels experienced in 1995.

The provision for loan and lease losses increased by $3,000 or 3.85% during the first quarter of 1996 compared to the same period last year. Net loan and lease charge-offs were up $5,000 or 5.21% compared to the same period a year ago. Net loan and lease charge-offs for the first quarter of 1996 and 1995 were at an annualized rate of .12% and .13%, respectively. Management anticipates loan and lease charge-offs and the provision for loan and lease losses for 1996 to approximate the full year levels experienced in 1995.

Non-interest income of $853,000 during the first quarter of 1996 represented an annualized .68% of average assets compared to $780,000 or .68% of average assets for the same period in 1995. Net security losses were lower by $74,000 compared to the same period in 1995 which contributed significantly to the increase. There were no loan sales in both the first quarter of 1996 or first quarter of 1995.

Non-interest expenses increased $26,000 or 0.69% over the first quarter 1995. A reduction in FDIC insurance expense of $212,000 offset other increases. Employee salaries and benefits increased by $100,000 or 5.76% over the same period in 1995. All other non-interest expenses including occupancy expense, advertising, and franchise taxes were higher by $138,000 or 7.50% over 1995.

As a percentage of income before federal income taxes, federal income tax expense was 23.31% in 1996 and 19.95% in 1995. These effective tax rates are lower than the statutory tax rate of 34% due primarily to tax exempt income from obligations of states and political subdivisions and non-taxable loans.

                           PART II - OTHER INFORMATION
               (Items which are not applicable have been omitted)


Item 4 - Submission of Matters to a Vote of Security Holders

The annual shareholders' meeting was held on March 26, 1996. The following was voted on the the shareholders:

                                                   Voting
                                         ----------------------------
                                                           Negative
                                          Affirmative    or withheld
                                         ------------   ------------

1. Election of the following Directors

          James J. Cullers                  3,158,950         20,510

          Philip H. Jordan                  3,137,464         41,997

          Noel C. Parrish                   3,155,454         24,007

          Carlos E. Watkins                 3,172,455          7,006

          George T. Culbertson, Jr          3,123,182         56,279

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

                           Description                               Location
           ----------------------------------------------     ------------------------
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

    11     Statement regarding computation of                 Page 7 - Note 1 to consolidated
           per share earnings                                 financial statements

    23     Consent of Independent Accountants                 Incorporated herein
                                                              by reference to exhibit 23
                                                              to the 1995 Form 10-K




(b) No reports on Form 8-K were filed during the fiscal quarter covered by this report.

                                   Signatures
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  First-Knox Banc Corp.
                                  (Registrant)



Date   May 14, 1996
       ------------
                                  Carlos E. Watkins
                                  -------------------------------------
                             By   Carlos E. Watkins
                                  President and Chief Executive Officer


Date   May 14, 1996
       ------------
                                  Gordon E. Yance
                                  -------------------------------------
                             By   Gordon E. Yance
                                  Vice President & Treasurer