Form 10-Q
period 1996-06-30
FIRST KNOX BANC CORP
filed 1996-08-09
CIK 756899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1996
                              ------------------------------------

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    ---------------------


Commission file number 0-13161

First-Knox Banc Corp.
- ------------------------------------------------------
(Exact name of registrant as specified in its charter)


Ohio                                                        31-1121049
- ------------------------------                             (IRS Employer
(State or other jurisdiction of incorporation            Identification No.)
or organization)

                            One South Main Street, Mount Vernon, Ohio 43050
                            -----------------------------------------------
                                 (Address of principal executive offices)
                                           (Zip Code)

                                            (614) 399-5500
                                            -------------------
                            (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X              No
- ---                ---

Number of shares of Common Stock, Par Value $3.125 per share at August 1, 1995

                     Authorized         6,000,000
                     Issued             3,650,221
                     Outstanding        3,567,148


                                  Page 1 of 19
                             Exhibit Index at Page 17

                              FIRST-KNOX BANC CORP.

                                    FORM 10-Q

                           QUARTER ENDED June 30, 1996

                         Part I - Financial Information




Interim Financial Information required by Rule 10-01 of Regulation S-X and

Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:


                                                                            Page
                                                                          Number
                                                                          ------
Item 1.     Unaudited Financial Statements:

                Consolidated Balance Sheet ...................................3

                Consolidated Statement of Income .............................4

                Condensed Consolidated Statement
                  of Changes in Shareholders' Equity .........................5

                Condensed Consolidated Statement of Cash Flows ...............6

                Notes to the Consolidated Financial Statements ...............7

Item 2.     Management's Discussion and Analysis
                of Financial Condition and Results of Operations ............12



                           Part II - Other Information


Item 1.     Legal Proceedings ..............................................N/A

Item 2.     Changes in Securities ..........................................N/A

Item 3.     Defaults Upon Senior Securities ................................N/A

Item 4.     Submission of Matters to Vote of Security Holders ..............N/A

Item 5.     Other Information ..............................................N/A

Item 6.     Exhibits and Reports on Form 8-K ............................... 17

            Signatures ..................................................... 19


                              FIRST-KNOX BANC CORP
                           Consolidated Balance Sheet
                 ($ Amounts in thousands except per share data)
                                   (Unaudited)


                                                                              June 30,  December 31,
                                                                                 1996       1995
                                                                            ----------- ------------
ASSETS
Cash and non-interest bearing deposits with banks                              $ 15,169    $ 17,012
Federal funds sold                                                                3,400       3,400
                                                                            ----------- -----------
    Total cash and cash equivalents                                              18,569      20,412
Investment securities available for sale, at fair value (Note 2)                 97,870      94,694
Mortgage-backed securities available for sale, at fair value (Note 2)            34,955      37,294
                                                                            ----------- -----------
      Total securities                                                          132,825     131,988
Loans & lease financing (Note 3)                                                340,105     330,641
Allowance for loans and lease losses (Note 4)                                    (4,293)     (4,166)
                                                                            ----------- -----------
   Net loans and leases                                                         335,812     326,475
Premises and equipment, net                                                      10,871      10,993
Accrued interest receivable and other assets                                      7,650       7,031
                                                                            ----------- -----------
     TOTAL ASSETS                                                              $505,727    $496,899
                                                                            =========== ===========
LIABILITIES
Deposits
  Non-interest bearing demand                                                  $ 46,006    $ 54,706
  Interest-bearing demand                                                        44,274      39,882
  Savings                                                                       102,538      99,133
  Time                                                                          221,981     210,346
                                                                            ----------- -----------
     Total deposits                                                             414,799     404,067
Short-term borrowings                                                             7,471       7,986
Long-term debt (Note 5)                                                          32,908      33,415
Accrued interest payable and other liabilities                                    4,029       4,772
                                                                            ----------- -----------
     TOTAL LIABILITIES                                                          459,207     450,240
                                                                            ----------- -----------
SHAREHOLDERS' EQUITY (Note 1)
   Common Stock, par value $3.125 per share;
      6,000,000 shares authorized; 3,650,221 issued
      in 1996 and 3,650,225 shares issued in 1995                                11,407      11,407
   Paid-in-capital                                                               24,003      24,042
   Retained earnings                                                             13,302      11,187
   Net unrealized holding gains (losses) on securities
      available for sale                                                           (427)      1,912
   Common stock in treasury - 84,093 shares at cost
      (89,965 shares in 1995)                                                    (1,765)     (1,889)
                                                                            ----------- -----------
     TOTAL SHAREHOLDERS' EQUITY                                                  46,520      46,659
                                                                            ----------- -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $505,727    $496,899
                                                                            =========== ===========

     The accompanying notes are an integral part of the financial statements

                              FIRST-KNOX BANC CORP.
                  Consolidated Statement of Income (Unaudited)
                 ($ Amounts in thousands except per share data)

                                                                     Three Months Ending    Six Months Ending
                                                                          June 30,                June 30,
                                                                      1996        1995       1996         1995
                                                                    ---------  ---------  ----------- -----------
Interest income:
   Loans and Leases, including fees ..............................     $7,580     $7,158     $15,061      $13,876
   Investment and mortgage-backed securities .....................
      Taxable ....................................................      1,350      1,292       2,643        2,527
      Non-taxable ................................................        728        698       1,427        1,400
   Federal funds sold ............................................         70         66         200           87
                                                                    ---------  ---------  ----------  -----------
      TOTAL INTEREST INCOME ......................................      9,728      9,214      19,331       17,890
                                                                    ---------  ---------  ----------  -----------

Interest expense:
   Deposits ......................................................      3,977      3,740       8,006        7,133
   Short- term borrowings ........................................         79         88         178          200
   Long-term debt ................................................        478        499         963        1,000
                                                                    ---------  ---------  ----------  -----------

      TOTAL INTEREST EXPENSE .....................................      4,534      4,327       9,147        8,333
                                                                    ---------  ---------  ----------  -----------

      NET INTEREST INCOME ........................................      5,194      4,887      10,184        9,557

Provision for loan &
   lease losses (Note 4) .........................................        251        158         332          236
                                                                    ---------  ---------  ----------  -----------
      NET INTEREST INCOME AFTER
                PROVISION FOR LOAN AND LEASE LOSSES ..............      4,943      4,729       9,852        9,321
                                                                    ---------  ---------  ----------  -----------

Other income:
   Income from fiduciary activities ..............................        195        162         375          324
   Service charges, commissions and fees .........................        534        527       1,189        1,194
   Securities gains (losses), net ................................                    54                      (20)
   Other .........................................................          7         24          25           49
                                                                    ---------  ---------  ----------  -----------

      TOTAL OTHER INCOME .........................................        736        767       1,589        1,547
                                                                    ---------  ---------  ----------  -----------

Other expense:
   Salaries & employee benefits ..................................      1,533      1,762       3,368        3,497
   Occupancy and equipment .......................................        644        509       1,211        1,042
   FDIC Insurance ................................................          1        213           2          426
   Other .........................................................      1,388      1,264       2,799        2,571
                                                                    ---------  ---------  ----------  -----------

      TOTAL OTHER EXPENSE ........................................      3,566      3,748       7,380        7,536
                                                                    ---------  ---------  ----------  -----------

Income before federal income taxes ...............................      2,113      1,748       4,061        3,332
Federal income tax expense .......................................        495        358         949          674
                                                                    ---------  ---------  ----------  -----------

NET INCOME .......................................................     $1,618     $1,390      $3,112       $2,658
Earnings per common share (Note 1):
                                                                    =========  ========== ==========  ===========
                                        Primary ..................      $0.45      $0.38       $0.86        $0.72
                                        Fully Diluted ............      $0.45      $0.38       $0.86        $0.72
                                                                    =========  ========== ==========  ===========
Weighted average common shares
   outstanding (Note 1):                Primary ..................  3,612,844  3,655,982   3,612,909    3,669,966
                                        Fully Diluted ............  3,614,111  3,657,582   3,613,543    3,671,952


    The accompanying notes are an integral part of the financial statements

                              FIRST-KNOX BANC CORP.
 Condensed Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                 ($ Amounts in thousands except per share data)

                                                                      Three Months Ending    Six Months Ending
                                                                            June 30,             June 30,
                                                                        1996       1995      1996        1995
                                                                      --------   --------   --------   --------
Balance, beginning of period .......................................  $ 46,986   $ 42,720   $ 46,659   $ 40,832

Net income .........................................................     1,618      1,390      3,112      2,658

Issuance of 5,890 treasury shares in 1996 and 3,240 new shares in
   1995 for stock options exercised ................................        85         35         85         35

Treasury stock purchased - 91,736 common shares ....................               (1,926)               (1,926)

Cash dividends, declared at a
  per share rate of $.14 and $.28 in 1996
  and $.11 and $.22  in 1995 .......................................      (499)      (391)      (997)      (791)

  Change in net unrealized holding gain (loss) on securities
    available for sale .............................................    (1,670)       993     (2,339)     2,013
                                                                      --------   --------   --------   --------
Balance, end of period .............................................  $ 46,520   $ 42,821   $ 46,520   $ 42,821
                                                                      ========   ========   ========   ========



     The accompanying notes are an integral part of the financial statements

                             FIRST-KNOX BANC CORP.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                            ($ Amounts in thousands)

                                                                      Six Months Ending
                                                                         June 30
                                                                      1996       1995
                                                                    --------   --------
Net cash provided by operating activities ........................  $  3,852   $  2,594

Cash Flows from Investing Activities:
    Purchases of investment securities
      held to maturity ...........................................               (1,279)
    Proceeds from calls, payments and maturities of investment
      securities held to maturity ................................                1,533
    Purchases of investment and mortgage-backed securities
      available for sale .........................................   (15,823)   (16,724)
    Proceeds from calls, payments and maturities of investment and
      mortgage-backed securities available for sale ..............    11,422      7,028
    Proceeds from sales of investment and mortgage-backed
      securities available for sale ..............................               13,419
    Net increase in loans and leases .............................    (9,669)   (13,264)
    Expenditures for premises and equipment ......................      (388)    (1,294)
                                                                    --------   --------
      Net cash provided by (applied to) investing activities .....   (14,458)   (10,581)
                                                                    --------   --------

Cash Flows from Financing Activities:
    Net increase in deposit accounts .............................    10,732     17,492
    Net decrease in short-term borrowings ........................      (515)    (4,609)
    Payments on long-term debt ...................................      (507)    (1,026)
    Cash dividends paid ..........................................    (1,032)      (800)
    Issuance of common stock .....................................        85         35
    Purchase of treasury shares ..................................               (1,926)
                                                                    --------   --------

      Net cash provided by financing activities ..................     8,763      9,166
                                                                    --------   --------

Net increase (decrease) in cash and cash equivalents .............    (1,843)     1,179
    Cash and cash equivalents at beginning of period .............    20,412     18,110
                                                                    --------   --------
Cash and cash equivalents at end of period .......................  $ 18,569   $ 19,289
                                                                    ========   ========

Supplemental cash flow information:

    Interest paid ................................................  $  9,258   $  7,885
                                                                    ========   ========

    Income taxes paid ............................................  $    650   $    687
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

          These interim financial statements are prepared without audit and reflect all adjustments of a normal and recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of First-Knox Banc Corp. at June 30, 1996 and its results of operations and cash flows for the periods pre-sented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. Accordingly, these financial statements should be read in conjunction with the 1995 consolidated financial statements and notes thereto of First-Knox Banc Corp. included in its Annual Report on Form 10-K for the year ended December 31, 1995.

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

          During the first six months of 1996, options on 11,000 shares were granted. During the first six months of 1996 options for 5,890 common shares and 778 stock appreciation rights were exercised. There was no material compensation recognized during the six months of 1996 or the first six months of 1995 related to stock appreciation rights. At June 30, 1996, exercisable options and stock appreciation rights were 106,710 and 16,542, respectively. At June 30, 1996, there were outstanding options for 179,614 common shares and outstanding stock appreciation rights for 38,710 common shares.

          The Corporation, through its subsidiary banks, grants residential, consumer, and commercial loans to customers in the central Ohio counties of Knox, Morrow, Holmes, Ashland and Richland. In addition the Corporation is in the business of commercial and consumer leasing. Commercial loans, residential real estate loans, consumer loans and leases were 30.8%, 47.3%, 21.3%, and 0.6% of total loans and leases respectively, at June 30, 1996.

          On January 1, 1996, the Corporation adopted SFAS 122 "Accounting for Mortgage Servicing Rights." This pronouncement requires companies to recognize, as separate assets, rights to service mortgage loans for others, however those loans are acquired. A company that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to mortgage servicing rights and to loans (without the mortgage servicing rights) based on their relative fair values. Mortgage servicing rights recorded as a separate asset will be amortized in proportion to, and over the period, of estimated net servicing income. The impact of adopting this pronouncement in 1996 was not material.

          On January 1, 1996, the Corporation adopted SFAS 123 "Accounting for Stock-Based Compensation." SFAS encourages but does not require entities to use a fair value based method to account for stock-based compensation plans such as the Corporation's stock options plans. If the fair value accounting encouraged by SFAS No. 123 is not adopted, entities must disclose the pro forma effect on net income and earnings per share had the accounting been adopted. Fair value of a stock option is to be estimated using an option-pricing model that considers exercise price, expected life of the option, current price of the stock, expected price volatility, expected dividends on the stock, and the risk-free interest rate. The Corporation elected not to expense the fair value of options granted and will disclose the pro forma effect on net income and earnings per share in the annual financial statements.

          The Corporation in its normal course of business, makes commitments to extend credit which are not reflected in the financial statements. At June 30, 1996, unused credit lines amounted to approximately $54,184,000 and commitments under outstanding letters of credit amounted to approximately $363,000. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained related to the commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits, and other items. In management's opinion these commitments represent normal banking transactions, and no material losses are expected to result therefrom.

          Residential real estate loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

          Certain items in the 1995 financial statements have been reclassified to correspond with the 1996 presentation.

Note 2 - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES AVAILABLE
         FOR SALE:

            The amortized costs and estimated fair values are as follows at June 30, 1996 and December 31, 1995:

                                         June 30, 1996
                                                                        GROSS       GROSS      ESTIMATED
            ($ amounts in thousands):                    AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                          COST         GAINS       LOSSES       VALUE
                                                         --------     -------      ------      --------
            U.S. Treasury securities                     $ 30,964     $   112        (244)     $ 30,832
            Obligations of states and
               political subdivisions                      56,465         812      (1,312)     $ 55,965
            Obligations of U.S. government
                corporations and agencies                   6,820                    (180)        6,640
            Other securities                                4,128         305                     4,433
                                                         --------     -------      ------      --------
            Total investment securities                    98,377       1,229      (1,736)       97,870
            Mortgage-backed securities                     35,095         386        (526)       34,955
                                                         --------     -------      ------      --------
                  TOTAL                                  $133,472     $ 1,615     ($2,262)     $132,825
                                                         ========     =======      ======      ========

                                          December 31, 1995

                                                                        GROSS       GROSS      ESTIMATED
            ($ amounts in thousands):                     AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                                                           COST        GAINS       LOSSES       VALUE
                                                          -------     -------      ------      --------
            U.S. Treasury securities                     $ 27,955        $312        ($51)     $ 28,216
            Obligations of states and
               political subdivisions                      53,407      $1,867         (77)       55,197
            Obligations of U.S. government
                corporations and agencies                   6,932          59                     6,991
            Other securities                                4,041         249                     4,290
                                                         --------      ------     -------      --------
            Total investment securities                    92,335       2,487        (128)       94,694
            Mortgage-backed securities                     36,756         636         (98)       37,294
                                                         --------      ------     -------      --------
                  TOTAL                                  $129,091      $3,123       ($226)     $131,988
                                                         ========      ======     =======      ========

          At June 30, 1996, the percentages of the portfolio maturing in various time frames had not changed significantly from December 31, 1995.

          Proceeds from the sales of investment and mortgage-backed securities available-for-sale were $13,149,000 during the first six months of 1995. These sales resulted in gross gains of $67,000 and gross losses of $87,000 in 1995.

Note 3 - LOANS AND LEASE FINANCING:

     Loans and leases are comprised of the following ($ amounts in thousands):

                                                June 30, 1996     December 31, 1995
                                                -------------     -----------------
     Residential real estate loans held for sale  $  4,906            $  5,020
     Residential real estate loans .............   156,100             147,927
     Commercial real estate loans ..............    10,950               9,548
     Commercial and industrial loans ...........    89,215              88,632
     Consumer and credit card loans ............    72,527              73,137
     Obligations of states and
       political subdivisions ..................     4,447               4,678
     Lease financing, net ......................     1,960               1,699
                                                   -------            --------
                                                  $340,105            $330,641
                                                  ========            ========


Note 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES:

     Activity in the allowance for possible loan and lease losses is summarized as follows for the six months ended June 30 ($ amounts in thousands):

                                                   1996                1995
                                                  -------             -------
     Balance, beginning of period ......          $ 4,166             $ 3,876
     Provision for loan and lease losses              332                 236
     Losses charged to the allowance ...             (306)               (232)
     Recoveries ........................              101                 100
                                                  -------             -------
     Balance, end of period ............          $ 4,293             $ 3,980
                                                  =======             =======


     Loans and leases over 90 days past due and still accruing interest approximated $1,386,000 at June 30, 1996 and $862,000 at December 31, 1995.
     Loans on non-accrual status were $215,000 at June 30, 1996 and $197,000 at December 31, 1995. Impaired loans were not material at any date or during any period presented.

Note 5 - LONG-TERM DEBT:

               ($ amounts in thousands):
                                                                                             June 30,   December 31,
               Description                                                                     1996         1995
               ----------------                                                              --------   ------------
               Fixed rate Federal Home Loan Bank
               advances with monthly principal and
               interest payments:
                   5.60% Advance due August 1, 2003 .......................................  $ 2,312    $ 2,442
                   6.35% Advance due August 1, 2013 .......................................    2,769      2,812
                   5.95% Advance due March 1, 2004 ........................................      618        649
                   5.70% Advance due May 1, 2004 ..........................................    5,015      5,262
                   5.85% Advance due January 1, 2016 ......................................    4,944      5,000
              Fixed rate Federal Home Loan Bank
              advances with monthly interest payments:
                   5.35% Advance due February 1, 1999 .....................................    5,000      5,000
                   5.60% Advance due April 1, 1999 ........................................    5,000      5,000
                   5.70% Advance due June 1, 1999 .........................................    7,000      7,000
                   6.35% Advance due March 1, 2004 ........................................      250        250
                                                                                             -------    -------
                                                                                             $32,908    $33,415
                                                                                             =======    =======

             At June 30, 1996, Federal Home Loan Bank (FHLB) advances are collateralized by all shares of FHLB stock owned by the Corporation (totaling $3,731,000) and by 100% of the Corporation's qualified real estate-backed investments and mortgage loan portfolio (totaling approximately $192,433,000). Based on the carrying amount of FHLB stock owned by the Corporation, total FHLB advances are limited to approximately $43,435,000 at June 30, 1996. Future advances to be received by the Corporation, above this limit, require additional purchases of FHLB stock.

             The aggregate minimum future principal payments on borrowings are $531,000 in 1996, $1,584,000 in 1997, $1,574,000 in 1998,
             $18,573,000 in 1999, $1,584,000 in 2000 and $9,062,000 thereafter.

Note 6 - SUBSEQUENT EVENT:

             The Corporation received additional advances from the FHLB on July 19, 1996 totaling $30,000,000. These advances were received after additional FHLB stock of $2,775,000 was purchased. These advances will finance investments to be purchased during the third quarter of 1996.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

The following discussion focuses on the consolidated financial condition of First-Knox Banc Corp. at June 30, 1996, compared to December 31, 1995, and the results of operations for the three and six months periods ended June 30, 1996, compared to the same period in 1995. The purpose of this discussion is to provide a better understanding of the consolidated financial statements. This discussion should be read in conjunction with the financial statements, notes and tables included elsewhere in this report and the First-Knox Banc Corp. 1995 Annual Report on Form 10-K. The Registrant cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of the company involve risks and uncertainties and are subject to change based on various important factors. The forward looking statements could cause actual results to differ materially from those expressed or implied. The Registrant is not aware of any market or institutional trends, events or uncertainties that will have or are reasonably likely to have a material effect on liquidity, capital resources or operations except as discussed herein. Other than as discussed herein, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

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

Cash, amounts due from banks and federal funds sold totaled $18.57 million at June 30, 1996. Investment and mortgage-backed securities available for sale were $132.8 million at June 30, 1996. This amount increased by $.84 million from December 31, 1995 balances. These assets, as well as anticipated deposit growth and scheduled loan payments, provide the Corporation with an adequate source of funds for expected future demand for loans and for fluctuations in deposit volume. They also provide management with the flexibility to change the composition of interest earning assets as market conditions change in the future.

Liability liquidity relates to the Corporation's ability to retain existing deposits, obtain new deposits and borrow in the marketplace. Total deposits increased $10.73 million for the six months ended June 30, 1996. While demand deposits experienced a $4.31 million or 4.55% decline, savings and time deposits increased $15.04 million or 4.86% during the first six months of 1996. Management anticipates core deposits to experience moderate growth or remain stable during the rest of the year.

Access to advances from the Federal Home Loan Bank (FHLB) described in Note 5 is a supplemental source of cash to meet liquidity needs. The FHLB allows these borrowings to be utilized for any purpose.

Capital Resources
- -----------------

Shareholders' equity totaled $46.52 million at June 30, 1996, compared to $46.66 million at December 31, 1995. This decrease was due primarily to a decrease in the net unrealized holding gain on securities available for sale offset by earnings retention. The ratio of shareholders' equity to assets was 9.20% at June 30, 1996 and 9.39% at December 31, 1995.

Cash dividends declared during the six months ended June 30, 1996 were $997,000 or $.28 per share representing 32.04% of net income and an increase of 26.04% over the first six months of 1995.

Regulatory Capital Requirements
- -------------------------------

The Corporation complies with the capital requirements established by the Federal Reserve System, which are summarized as follows:

                                                 Capital Position
                                                      as of
                      Regulatory
                       Minimum          June 30, 1996       December 31, 1995
- ---------------------------------------------------------------------------
Tier I risk-based
   capital.......        4.00%              15.44%                14.29%

Total risk-based
   capital.......        8.00%              16.61%                15.45%

Tier I leverage       3.00% - 5.00%          9.45%                 8.84%



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

Changes in Financial Condition
- ------------------------------

Consolidated total assets were $505.73 million at the end of the current period after recording growth of $8.83 million or 1.78% during the first six months of 1996. This growth was funded primarily by deposits which grew $10.73 million. Loans and leases increased by $9.46 million, and investments and mortgage-backed securities increased by $.84 million during the first six months of 1996. The residential real estate loan portfolio increased by $8.06 million or 5.27%, while commercial and other loans increased $1.75 million or 1.71%. Consumer and credit card loans decreased by $.61 million or .83%, while lease financing balances increased by $.26 million or 15.36%. Short-term borrowings decreased by $515,000 or 6.44% during the first six months of 1996, primarily from lower repurchase agreement balances.

The allowance for loan and lease losses as a percentage of loans and leases was 1.26% at the end of the current period and 1.26% at the end of 1995. Net loan and lease charge-offs were $205,000 for the first six months of 1996, representing an annualized rate of .12% of the average loan and lease balances. This represented an increase of $73,000 in net charge-offs compared to the first half of 1995. Commercial loans had net charge offs of $42,000 compared to net charge-offs of $90,000 during the first six months of 1995. Net charge-offs for consumer and credit card loans were $116,000 higher than 1995. Loans past due more than 90 days plus loans placed in non-accrual status were $1.60 million or
 .47% of outstanding balances at June 30, 1996 compared to $1.06 million or .32% of outstanding balances at the end of 1995.

The interest rate sensitivity of the Corporation has not changed significantly from that of December 31, 1995 as disclosed in the Corporation's 1995 annual report on Form 10-K.

Results of Operations-Second Quarter 1996 vs. Second Quarter 1995
- -----------------------------------------------------------------

Consolidated net income of $1,618,000 for the second quarter of 1996 was 16.40% over the $1,390,000 recorded for the second quarter of 1995. Expressed as annualized returns on average assets and average shareholders' equity, net income for 1996 was 1.30% and 13.97% compared to 1.19% and 13.13% for 1995. Fully diluted earnings per share increased $.07 to $.45 per share for the first quarter 1996 compared to the same period in 1995. These per share amounts were restated to reflect the 100% stock dividend distributed in September, 1995.

The increased level of net income for the first quarter of 1996 compared to the first quarter of 1995, resulted primarily from higher net interest income, reduced FDIC insurance expense, and lower personnel expense. These items are discussed more fully below.

Increased net interest income resulted from a $28.22 million or 6.33% increase in average earning assets. The annualized net interest margin rate (net interest income adjusted for tax-exempt income restated to a pre-tax equivalent based on the statutory federal tax rate [FTE] divided by average earning assets) was 4.74% in both the second quarter of 1996 and the same period in 1995.

The net interest spread percentage (the FTE average earning assets yield minus the average cost of funds) improved by 5 basis points to 4.10% for the second quarter 1996 compared to the same period of a year ago. Management expects the net interest margin rate for 1996 to finish at lower levels than those experienced in 1995.

The provision for loan and lease losses increased by $93,000 or 58.86% during the second quarter of 1996 compared to the same period last year. Net loan and lease charge-offs were up $68,000 or 112.50% compared to the same period a year ago. Net loan and lease charge-offs for the second quarter of 1996 and 1995 were at an annualized rate of .12% and .03%, respectively. Management anticipates loan and lease charge-offs and the provision for loan and lease losses for 1996 to approximate the full year levels experienced in 1995.

Non-interest income of $736,000 during the second quarter of 1996 represented an annualized .58% of average assets compared to $767,000 or .65% of average assets for the same period in 1995. Net security gains were lower by $54,000 compared to the same period in 1995 which contributed significantly to the decrease. There were no loan sales in either the second quarter of 1996 or second quarter of 1995.

Non-interest expenses decreased $182,000 or 4.86% from the second quarter 1995. A reduction in FDIC insurance expense of $212,000 was a significant contributor to this decrease. Employee salaries and benefits decreased by $229,000 or 13.00% over the same period in 1995. This decline was largely due to a one time adjustment which significantly lowered employee group health insurance costs. All other non-interest expenses including occupancy expense, advertising, and franchise taxes were higher by $259,000 or 14.61% over 1995.

As a percentage of income before federal income taxes, federal income tax expense was 23.43% in 1996 and 20.48% in 1995. These effective tax rates are lower than the statutory tax rate of 34% due primarily to tax exempt income from obligations of states and political subdivisions and non-taxable loans. This increase in 1996 was due to the reduction of non-taxable income as a percentage of total pre-tax income for the 1996 period compared to the same period in 1995.

Results of Operations-Six Months 1996 vs. Six Months 1995
- ---------------------------------------------------------

Consolidated net income of $3,112,000 for the first half of 1996 was 17.08% over the $2,658,000 recorded for the same period in 1995. Expressed as annualized returns on average assets and average shareholders' equity, net income for 1996 was 1.25% and 13.40% compared to 1.15% and 12.72% for 1995. Fully diluted earnings per share increased $.14 to $.86 per share for the six months of 1996 compared to the same period in 1995. These per share amounts were restated to reflect the 100% stock dividend distributed in September, 1995.

The increased level of net income for the half of 1996 compared to the first half of 1995, resulted primarily from higher net interest income, reduced FDIC insurance expense, and lower personnel expense. These items are discussed more fully below.

Increased net interest income resulted from a $29.80 million or 6.75% increase in average earning assets. The annualized net interest margin rate (net interest income adjusted for tax-exempt income restated to a pre-tax equivalent based on the statutory federal tax rate [FTE] divided by average earning assets) was 4.67% in 1996 and 4.73% during the same period in 1995.

The net interest spread percentage (the FTE average earning assets yield minus the average cost of funds) declined by 7 basis points to 4.01% for the first half of 1996 compared to the same period of a year ago. Management expects the net interest margin rate for 1996 to remain at lower levels than those experienced in 1995.

The provision for loan and lease losses increased by $96,000 or 40.68% during the first half of 1996 compared to the same period last year. Net loan and lease charge-offs were up $73,000 or 55.30% compared to the same period a year ago. Net loan and lease charge-offs for the first six months of 1996 and 1995 were at an annualized rate of .12% and .13%, respectively. Management anticipates loan and lease charge-offs and the provision for loan and lease losses for 1996 to approximate the full year levels experienced in 1995.

Non-interest income of $1,589,000 during the first half of 1996 represented an annualized .63% of average assets compared to $1,547,000 or .66% of average assets for the same period in 1995. There were no loan sales in either 1996 and 1995 periods.

Non-interest expenses decreased $156,000 or 2.07% over the same period in 1995. A reduction in FDIC insurance expense of $424,000 was a significant contributor to this decrease. Employee salaries and benefits decreased by $129,000 or 3.69% over the same period in 1995. This decline was largely due to a one time adjustment which significantly lowered employee group health insurance costs. All other non-interest expenses including occupancy expense, advertising, and franchise taxes were higher by $397,000 or 10.99% over 1995.

As a percentage of income before federal income taxes, federal income tax expense was 23.37% in 1996 and 20.23% in 1995. These effective tax rates are lower than the statutory tax rate of 34% due primarily to tax exempt income from obligations of states and political subdivisions and non-taxable loans. This increase in 1996 was due to the reduction of non-taxable income as a percentage of total pre-tax income for the 1996 period compared to the same period in 1995.

SUBSEQUENT EVENT:

The Corporation received $30 million in additional advances from the FHLB on July 19, 1996. The Corporation will receive another $10 million advance during the third quarter as part of a $40 million investment program designed to enhance net income and more effectively leverage existing capital of the Corporation. While this investment program involves interest rate risk, such risk is deemed within the parameters of Corporate policy.

                           PART II - OTHER INFORMATION
               (Items which are not applicable have been omitted)

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

                                Description                                            Location
                     ------------------------------------                       -----------------------
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





                                           First-Knox Banc Corp.
                                           (Registrant)



Date_______August 7, 1996
                                           /s/ Carlos E. Watkins
                                           ------------------------------------
                                      By   Carlos E. Watkins
                                           President and Chief Executive Officer

Date_______August 7, 1996
                                           /s/ Gordon E. Yance
                                           ------------------------------------
                                      By   Gordon E. Yance
                                           Vice President & Treasurer