Form 10-Q
period 1996-09-30
FIRST KNOX BANC CORP
filed 1996-11-14
CIK 756899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1996
                                  ........................

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................... to .....................



Commission file number   0-13161

First-Knox Banc Corp.
 ............................................
(Exact name of registrant as specified in its charter)


Ohio                                                        31-1121049
 ...................                                       (IR.S Employer
(State or other jurisdiction of incorporation             Identification No.)
or organization)

                 One South Main Street, Mount Vernon, Ohio 43050
         ..............................................................
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (614) 399-5500
                        ................................
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes   X            No
               .....             .....

Number of shares of Common Stock, Par Value $3.125 per share at November 6, 1996

                       Authorized                  6,000,000
                       Issued                      3,755,618
                       Outstanding                 3,755,618

                                  Page 1 of 21
                            Exhibit Index at Page 19

                              FIRST-KNOX BANC CORP.

                                    FORM 10-Q

                        QUARTER ENDED September 30, 1996

                        Part I - Financial Information


Interim Financial Information required by Rule 10-01 of Regulation S-X and Item

303 of Regulation S-K is included in this Form 10-Q as referenced below:


                                                                                     Page
                                                                                   Number
                                                                                   ------

Item 1.           Unaudited Financial Statements:

                      Consolidated Balance Sheet . . . . . . . . . . . . . . . . .     3

                      Consolidated Statement of Income . . . . . . . . . . . . . .     4

                      Condensed Consolidated Statement
                        of Changes in Shareholders' Equity . . . . . . . . . . . .     5

                      Condensed Consolidated Statement of Cash Flows . . . . . . .     6

                      Notes to the Consolidated Financial Statements . . . . . . .     7

Item 2.           Management's Discussion and Analysis
                      of Financial Condition and Results of Operations . . . . . .    13


                                      Part II - Other Information


Item 1.           Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .   N/A

Item 2.           Changes in Securities . . . . . . . . . . . . . . . . . . . . .   N/A

Item 3.           Defaults Upon Senior Securities . . . . . . . . . . . . . . . .   N/A

Item 4.           Submission of Matters to Vote of Security Holders . . . . . . .   N/A

Item 5.           Other Information . . . . . . . . . . . . . . . . . . . . . . .   N/A

Item 6.           Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .    19

                  Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .    21

                              FIRST-KNOX BANC CORP
                           Consolidated Balance Sheet
                 ($ Amounts in thousands except per share data)
                                   (Unaudited)

                                                          September 30,    December 31,
                                                             1996              1995
                                                          ------------     ------------
ASSETS
Cash and non-interest bearing deposits with banks          $  16,038        $  17,012
Federal funds sold                                              --              3,400
                                                           ---------        ---------
    Total cash and cash equivalents                           16,038           20,412
Investment securities available for sale,
  at fair value (Note 2)                                     121,713           94,694
Mortgage-backed securities available for sale,
  at fair value (Note 2)                                      55,830           37,294
                                                           ---------        ---------
      Total securities                                       177,543          131,988
Loans & lease financing (Note 3)                             352,071          330,641
Allowance for loans and lease losses (Note 4)                 (4,438)          (4,166)
                                                           ---------        ---------
   Net loans and leases                                      347,633          326,475
Premises and equipment, net                                   10,712           10,993
Accrued interest receivable and other assets                   8,737            7,031
                                                           ---------        ---------


     TOTAL ASSETS                                          $ 560,663        $ 496,899
                                                           =========        =========
LIABILITIES
Deposits
  Non-interest bearing demand                              $  51,804        $  54,706
  Interest-bearing demand                                     44,623           39,882
  Savings                                                     96,967           99,133
  Time                                                       232,764          210,346
                                                           ---------        ---------
     Total deposits                                          426,158          404,067
Short-term borrowings                                         19,848            7,986
Long-term debt (Note 5)                                       62,643           33,415
Accrued interest payable and other liabilities                 3,975            4,772
                                                           ---------        ---------
     TOTAL LIABILITIES                                       512,624          450,240
                                                           ---------        ---------

SHAREHOLDERS' EQUITY (Note 1)
   Common Stock, par value $3.125 per share;
      6,000,000 shares authorized;  3,747,713 issued
      and outstanding in 1996 and 3,650,225 shares
      issued in 1995                                          11,712           11,407
   Paid-in-capital                                            25,849           24,042
   Retained earnings                                          10,411           11,187
   Net unrealized holding gains on securities
      available for sale                                          67            1,912
   Common stock in treasury
      (89,965 shares in 1995)                                   --             (1,889)
                                                           ---------        ---------
     TOTAL SHAREHOLDERS' EQUITY                               48,039           46,659
                                                           ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 560,663        $ 496,899
                                                           =========        =========


     The accompanying notes are an integral part of the financial statements

                              FIRST-KNOX BANC CORP.
                  Consolidated Statement of Income (Unaudited)
                 ($ Amounts in thousands except per share data)

                                                         Three Months Ending                   Nine Months Ending
                                                           September 30,                          September 30,
                                                      1996               1995                1996              1995
                                                   -----------        -----------        -----------        -----------
Interest income:
   Loans and leases, including fees ........       $     7,795        $     7,364        $    22,856        $    21,240
   Investment and mortgage-backed securities
      Taxable ..............................             1,809              1,337              4,452              3,864
      Non-taxable ..........................               731                698              2,158              2,098
   Federal funds sold ......................               104                 66                304                153
                                                   -----------        -----------        -----------        -----------
      TOTAL INTEREST INCOME ................            10,439              9,465             29,770             27,355
                                                   -----------        -----------        -----------        -----------
Interest expense:
   Deposits ................................             4,166              3,954             12,172             11,087
   Short-term borrowings ...................                93                 94                271                294
   Long-term debt ..........................               931                493              1,894              1,493
                                                   -----------        -----------        -----------        -----------
      TOTAL INTEREST EXPENSE ...............             5,190              4,541             14,337             12,874
                                                   -----------        -----------        -----------        -----------
      NET INTEREST INCOME ..................             5,249              4,924             15,433             14,481
Provision for loan &
   lease losses (Note 4) ...................               211                166                543                402
                                                   -----------        -----------        -----------        -----------
      NET INTEREST INCOME AFTER
         PROVISION FOR LOAN AND LEASE LOSSES             5,038              4,758             14,890             14,079
                                                   -----------        -----------        -----------        -----------
Other income:
   Income from fiduciary activities ........               195                174                570                498
   Service charges, commissions and fees ...               598                548              1,787              1,742
   Loan sale gains, net ....................              --                   27               --                   27
   Securities gains (losses), net ..........               (11)              --                  (11)               (20)
   Other ...................................                15                 27                 40                 76
                                                   -----------        -----------        -----------        -----------
      TOTAL OTHER INCOME ...................               797                776              2,386              2,323
                                                   -----------        -----------        -----------        -----------
Other expense:
   Salaries & employee benefits ............             1,822              1,882              5,190              5,379
   Occupancy and equipment .................               585                530              1,796              1,572
   FDIC Insurance ..........................                 1                (12)                 3                414
   Other ...................................             1,357              1,223              4,156              3,794
                                                   -----------        -----------        -----------        -----------
      TOTAL OTHER EXPENSE ..................             3,765              3,623             11,145             11,159
                                                   -----------        -----------        -----------        -----------
Income before federal income taxes .........             2,070              1,911              6,131              5,243
Federal income tax expense .................               466                423              1,415              1,097
                                                   -----------        -----------        -----------        -----------
NET INCOME .................................       $     1,604        $     1,488        $     4,716        $     4,146
                                                   ===========        ===========        ===========        ===========
Earnings per common share (Note 1):
                              Primary ......       $      0.42        $      0.39        $      1.24        $      1.08
                              Fully diluted        $      0.42        $      0.39        $      1.24        $      1.08
                                                   ===========        ===========        ===========        ===========
Weighted average common shares
   outstanding (Note 1):      Primary ......         3,797,557          3,775,761          3,794,909          3,827,272
                              Fully diluted          3,798,265          3,783,744          3,795,591          3,831,324

The accompanying notes are an integral part of the financial statements

                              FIRST-KNOX BANC CORP.
 Condensed Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                 ($ Amounts in thousands except per share data)


                                                                                       Three Months Ending       Nine Months Ending
                                                                                           September 30,            September 30,
                                                                                         1996        1995        1996        1995
                                                                                       -------     -------     -------     -------

Balance, beginning of period ....................................................      $46,520     $42,821     $46,659     $40,832

Net income ......................................................................        1,604       1,488       4,716       4,146

Issuance of 2863 and 9,047 shares in 1996 and 5,348 and 8,588 shares in 1995
    for stock options exercised .................................................           59          60         144          95

Treasury stock purchased - 96,322 common shares .................................                                           (1,926)

Cash dividends, declared at a per share rate of $.17 and $.436 in 1996 and
    $.114 and $.324  in 1995 ....................................................         (638)       (426)     (1,635)     (1,217)

Change in net unrealized holding gain (loss) on securities
   available for sale ...........................................................          494         (21)     (1,845)      1,992
                                                                                       -------     -------     -------     -------

Balance, end of period ..........................................................      $48,039     $43,922     $48,039     $43,922
                                                                                       -------     -------     -------     -------


     The accompanying notes are an integral part of the financial statements

                              FIRST-KNOX BANC CORP.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                            ($ Amounts in thousands)

                                                                         Nine  Months Ending
                                                                            September 30,
                                                                          1996           1995
                                                                        --------       --------
Net cash provided by operating activities ........................      $  4,346       $  4,222

Cash Flows from Investing Activities:
    Purchases of investment  securities
      held to maturity ...........................................                       (1,279)
    Proceeds from calls, payments and maturities of investment
      securities held to maturity ................................                        1,533
    Purchases of investment and mortgage-backed securities
      available for sale .........................................       (72,290)       (24,724)
    Proceeds from calls, payments and maturities of investment and
      mortgage-backed securities available for sale ..............        13,970         10,304
    Proceeds from sales of investment and mortgage-backed
      securities available for sale ..............................        10,032         13,462
    Net increase in loans and leases .............................       (21,701)       (21,964)
    Proceeds from sale of loans ..................................                        1,578
    Expenditures for premises and equipment ......................          (525)        (1,520)
                                                                        --------       --------
    Net cash provided by (applied to) investing activities ......        (70,514)       (22,610)
                                                                        --------       --------

Cash Flows from Financing Activities:
    Net increase in deposit accounts .............................        22,091         24,178
    Net increase in short-term borrowings ........................        11,862         (4,656)
    Proceeds from long-term debt .................................        30,000
    Payments on long-term debt ...................................          (772)        (1,294)
    Cash dividends paid ..........................................        (1,531)        (1,246)
    Issuance of common stock .....................................           144             95
    Purchase of treasury shares ..................................                       (1,926)
                                                                        --------       --------
         Net cash provided by financing activities ...............        61,794         15,151
                                                                        --------       --------

Net increase (decrease) in cash and cash equivalents .............        (4,374)        (3,237)
    Cash and cash equivalents at beginning of period .............        20,412         18,110
                                                                        --------       --------
Cash and cash equivalents at end of period .......................        16,038         14,873
                                                                        ========       ========
Supplemental cash flow information:
    Interest paid ................................................      $ 14,543       $ 12,317
                                                                        ========       ========
    Income taxes paid ............................................      $  1,460       $  1,052
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

                  These interim financial statements are prepared without audit and reflect all adjustments of a normal and recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of First-Knox Banc Corp. at September 30, 1996 and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. Accordingly, these financial statements should be read in conjunction with the 1995 consolidated financial statements and notes thereto of First-Knox Banc Corp. included in its Annual Report on Form 10-K for the year ended December 31, 1995.

                  The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

                  Primary earnings per share is computed based on the weighted average shares outstanding during the year plus common equivalent shares arising from dilutive stock options, using the treasury stock method. Fully diluted earnings per share reflects additional dilution related to stock options due to the use of market price at the end of the period when higher than average price for the period. All share and per share data has been adjusted for a 5% stock dividend distributed in September 1996.

                  During the first nine months of 1996, options on 35,550 shares were granted. During the first nine months of 1996 options for 9,441 common shares and 1,048 stock appreciation rights were exercised. There was no material compensation recognized during the first nine months of 1996 or the first nine months of 1995 related to stock appreciation rights. At September 30, 1996, exercisable options and stock appreciation rights were 124,252 and 19,613, respectively. At September 30, 1996, there were outstanding options for 209,327 common shares and 44,807 outstanding stock appreciation rights.

                  The Corporation, through its subsidiary banks, grants residential, consumer, and commercial loans to customers in the central Ohio counties of Knox, Morrow, Holmes, Ashland and Richland. In addition the Corporation is in the business of commercial and consumer leasing. Commercial loans, residential real estate loans, consumer loans and leases were 30.8%, 47.3%, 21.3%, and 0.6% of total loans and leases respectively, at September 30, 1996.

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

                  On January 1, 1996, the Corporation adopted SFAS 123 "Accounting for Stock-Based Compensation." SFAS encourages but does not require entities to use a fair value based method to account for stock-based compensation plans such as the Corporation's stock options plans. If the fair value accounting encouraged by SFAS No. 123 is not adopted, entities must disclose the pro forma effect on net income and earnings per share had the accounting been adopted. Fair value of a stock option is to be estimated using an option-pricing model that considers exercise price, expected life of the option, current price of the stock, expected price volatility, expected dividends on the stock, and the risk-free interest rate. The Corporation elected not to expense the fair value of options granted and will disclose the pro forma effect on net income and earnings per share in the annual financial statements. The impact of adopting this pronouncement in 1996 was not material.

                  The Corporation in its normal course of business, makes commitments to extend credit which are not reflected in the financial statements. At September 30, 1996, unused credit lines amounted to approximately $51,886,000 and commitments under outstanding letters of credit amounted to approximately $498,000. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained related to the commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits, and other items. In management's opinion these commitments represent normal banking transactions, and no material losses are expected to result therefrom.

                  Residential real estate loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

                  Certain items in the 1995 financial statements have been reclassified to correspond with the 1996 presentation.

Note 2 - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES:

                  The amortized costs and estimated fair values are as follows at September 30, 1996 and December 31, 1995:

                                                                                           September 30,  1996

                  INVESTMENT SECURITIES AVAILABLE FOR SALE                 GROSS                   GROSS      ESTIMATED
                   ($ amounts in thousands):                             AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                                                                            COST      GAINS        LOSSES       VALUE
                                                                         ---------  ----------   ----------   ---------

                  U.S. Treasury securities                               $30,612       $108        ($171)      $30,549
                  Obligations of states and
                     political subdivisions                               57,009      1,050         (809)      $57,250
                  Obligations of U.S. government
                      corporations and agencies                           26,610                     (35)       26,575
                  Other securities                                         7,012        327                      7,339
                                                                        --------     ------      -------      --------
                  Total investment securities                            121,243      1,485       (1,015)      121,713
                  Mortgage-backed securities                              56,198        231         (599)       55,830
                                                                        --------     ------      -------      --------
                        TOTAL                                           $177,441     $1,716      ($1,614)     $177,543
                                                                        ========     ======      =======      ========

                                                                                            December 31, 1995


                  INVESTMENT SECURITIES AVAILABLE FOR SALE
                   ($ amounts in thousands):                               GROSS                   GROSS      ESTIMATED
                                                                         AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                  U.S. Treasury securities                                  COST      GAINS        LOSSES       VALUE
                  Obligations of U.S. government                         ---------  ----------   ----------   ---------
                      corporations and agencies
                  U.S. Treasury securities                               $27,955       $312         ($51)      $28,216
                  Obligations of states and
                     political subdivisions                               53,407      1,867          (77)       55,197
                  Obligations of U.S. government
                      corporations and agencies                            6,932         59                      6,991
                  Other securities                                         4,041        249                      4,290
                                                                        --------     ------        -----      --------
                  Total investment securities                             92,335      2,487         (128)       94,694
                  Mortgage-backed securities                              36,756        636          (98)       37,294
                                                                        --------     ------        -----      --------
                        TOTAL                                           $129,091     $3,123        ($226)     $131,988
                                                                        ========     ======        =====      ========

                  Proceeds from the sales of investment and mortgage-backed securities for the nine months ending September 30, 1996 were $13,970,000 resulting in gross gains of $11,000 and gross losses of $22,000. Proceeds from the sales of investment and mortgage-backed securities for the nine months ending September 30, 1995 were $13,462,000 resulting in gross gains of $67,000 and gross losses of $87,000.


                  At September 30, 1996, the percentages of the portfolio maturing in various time frames had not changed significantly from December 31, 1995.

Note 3 - LOANS AND LEASE FINANCING:

                  Loans and leases are comprised of the following ($ amounts in thousands):

                                                                 September 30, 1996     December 31, 1995
                                                                 ------------------     -----------------
                  Residential real estate loans held for sale......                           $  5,020
                  Residential real estate loans....................     $165,323               147,927
                  Commercial real estate loans.....................       12,317                 9,548
                  Commercial and industrial loans..................       92,283                88,632
                  Consumer and credit card loans...................       75,498                73,137
                  Obligations of states and
                    political subdivisions.........................        4,364                 4,678
                  Lease financing, net.............................        2,286                 1,699
                                                                        --------              --------
                                                                        $352,071              $330,641
                                                                        ========              ========

Note 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES:

                  Activity in the allowance for possible loan and lease losses is summarized as follows for the nine months ended
                  September 30. ($ amounts in thousands):

                                                                          1996                  1995
                                                                        --------             ---------
                  Balance, beginning of period.....................      $4,166                 $3,876
                  Provision for loan and lease losses..............         543                    402
                  Losses charged to the allowance..................        (408)                  (428)
                  Recoveries.......................................         137                    198
                                                                        --------              --------
                  Balance, end of period......................           $4,438                 $4,048
                                                                        ========              ========

                  Loans and leases over 90 days past due and still accruing interest approximated $1,636,000 at September 30, 1996 and $862,000 at December 31, 1995. Loans on non-accrual status were $377,000 at September 30, 1996 and $197,000 at December 31, 1995. Impaired loans were not material at any date or during any period presented.

Note 5 - LONG-TERM DEBT:

          ($ amounts in thousands):
                                                                               September 30,   December 31,

         Description                                                               1996           1995
         -----------                                                             --------       -------

          Fixed rate Federal Home Loan Bank
          advances with monthly principal and
          interest payments:
               5.60% Advance due August 1, 2003 ............................        $2,246        $2,442
               6.35% Advance due August 1, 2013 ............................         2,746         2,812
               5.95% Advance due March 1, 2004 .............................           602           649
               5.70% Advance due May 1, 2004 ...............................         4,889         5,262
               5.85% Advance due January 1, 2016 ...........................         4,910         5,000
          Fixed rate Federal Home Loan Bank
          advances with monthly interest payments:
               5.35% Advance due February 1, 1999 ..........................         5,000         5,000
               5.60% Advance due April 1, 1999 .............................         5,000         5,000
               5.70% Advance due June 1, 1999 ..............................         7,000         7,000
               6.35% Advance due March 1, 2004 .............................           250           250
               6.15% Advance due July 21, 1997........................              10,000
               6.60% Advance due July 21, 1999........................              10,000
               6.90% Advance due July 21, 2001........................              10,000
                                                                                   -------        -------
                                                                                   $62,643        $33,415
                                                                                   =======        =======



              At September 30, 1996, Federal Home Loan Bank (FHLB) advances are collateralized by all shares of FHLB stock owned by the Corporation (totaling $6,285,200) and by 100% of the Corporation's qualified real estate-backed investments and mortgage loan portfolio (totaling approximately $217,338,000). Based on the carrying amount of FHLB stock owned by the Corporation, total FHLB advances are limited to approximately $73,170,000 at September 30, 1996. Future advances to be received by the Corporation, above this limit, require additional purchases of FHLB stock.

              The aggregate minimum future principal payments on long-term debt are $269,000 in 1996, $11,587,000 in 1997, $1,576,000 in 1998,
              $28,576,000 in 1999, $1,587,000 in 2000 and $19,048,000
              thereafter.

Note 6 - SUBSEQUENT EVENT:

          On October 28, 1996, the Corporation entered into an Agreement and Plan of Merger ("Agreement") with Park National Corporation ("Park National"), a bank holding company headquartered in Newark, Ohio, whereby First-Knox Banc Corp. will be merged with and into Park National. Under the terms of the Agreement, Park National will exchange 0.5914 shares of Park National common stock for each outstanding share of First-Knox Banc Corp. common stock in a tax free exchange. Park National expects to issue an aggregate of 2,345,000 shares of common stock to complete the merger which will be accounted for as a pooling-of-interests. The exact exchange ratio will be determined pursuant to a formula that is based upon, among other things, the market price of Park National common stock and the number of shares of First-Knox Banc Corp. common stock oustanding or subject to options prior to closing. The transaction is valued at approximately $29.00 per share of First-Knox Banc Corp. common stock, or approximately $114.3 million based on the $48.75 closing price of Park National common stock on October 25, 1996. Closing of the transaction is subject to certain conditions including regulatory approval and the approval of the shareholders of First-Knox Banc Corp. and Park National.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

The following discussion focuses on the consolidated financial condition of First-Knox Banc Corp. at September 30, 1996, compared to December 31, 1995, and the results of operations for the three and nine months periods ended September 30, 1996, compared to the same period in 1995. The purpose of this discussion is to provide a better understanding of the consolidated financial statements. This discussion should be read in conjunction with the financial statements, notes and tables included elsewhere in this report and the First-Knox Banc Corp. 1995 Annual Report on Form 10-K. The Registrant cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of the company involve risks and uncertainties and are subject to change based on various important factors. The forward looking statements could cause actual results to differ materially from those expressed or implied. The Registrant is not aware of any market or institutional trends, events or uncertainties that will have or are reasonably likely to have a material effect on liquidity, capital resources or operations except as discussed herein. Other than as discussed herein, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

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

Cash, amounts due from banks and federal funds sold totaled $16.04 million at September 30, 1996. Investment and mortgage-backed securities available for sale were $177.54 million at September 30, 1996. This amount increased by $45.56 million from December 31, 1995 balances. These assets, as well as anticipated deposit growth and scheduled loan payments and maturing investment securities, provide the Corporation with an adequate source of funds for expected future demand for loans and for fluctuations in deposit volume. They also provide management with the flexibility to change the composition of interest earning assets as market conditions change in the future.

Liability liquidity relates to the Corporation's ability to retain existing deposits, obtain new deposits and borrow in the marketplace. Total deposits increased $22.09 million for the nine months ended September 30, 1996. Demand deposits experienced a $1.84 million or 1.94% increase, savings and time deposits increased $20.25 million or

6.54% during the first nine months of 1996. Management anticipates core deposits to experience moderate growth or remain stable during the rest of the year.

Access to advances from the Federal Home Loan Bank (FHLB) described in Note 5 is a supplemental source of cash to meet liquidity needs. The FHLB allows these borrowings to be utilized for any purpose.

Capital Resources
-----------------

Shareholders' equity totaled $48.04 million at September 30, 1996, compared to $46.66 million at December 31, 1995. This increase was due primarily to earnings retention which more than offset a decrease in the net unrealized holding gain on securities available for sale. The ratio of shareholders' equity to assets was 8.57% at September 30, 1996 and 9.39% at December 31, 1995.

Cash dividends declared during the nine months ended September 30, 1996 were $1,635,000 or $.436 per share representing 34.67% of net income and an increase of 34.35% over the first nine months of 1995.

Regulatory Capital Requirements
-------------------------------

The Corporation complies with the capital requirements established by the Federal Reserve System, which are summarized as follows:

                                                 Capital Position
                                                     as of
                        Regulatory
                          Minimum     September 30, 1996    December 31, 1995
-----------------------------------------------------------------------------
Tier I risk-based
   capital.......        4.00%              14.55%               14.29%

Total risk-based
   capital.......        8.00%              15.71%               15.45%

Tier I leverage       3.00% - 5.00%          8.41%                8.84%



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

Changes in Financial Condition
------------------------------

Consolidated total assets were $560.66 million at the end of the current period after recording growth of $63.76 million or 12.83% during the first nine months of 1996. This growth was funded primarily by FHLB advances which increased by $39.23 million and deposits which increased $22.09 million. These new FHLB advances were used to purchase investment and mortgage-backed securities during the third quarter of 1996. Loans and leases increased by $21.43 million, and investments and mortgage-backed securities increased by $45.56 million during the first nine months of 1996. The residential real estate loan portfolio increased by $12.38 million or 8.09%, while commercial and other loans increased $6.11 million or 5.94%. Consumer and credit card loans increased by $2.36 million or 3.23%, while lease financing balances increased by $.59 million or 34.55%. Short-term borrowings increased by $11.86 million or 148.53% during the first nine months of 1996, primarily from the addition of a $10 million short-term FHLB advance.

The allowance for loan and lease losses as a percentage of loans and leases was 1.26% at the end of the current period and 1.26% at the end of 1995. Net loan and lease charge-offs were $271,000 for the first nine months of 1996, representing an annualized rate of .11% of the average loan and lease balances. This represented an increase of $41,000 in net charge-offs compared to the first nine months of 1995. Commercial loans had net charge offs of $51,000 compared to net charge-offs of $124,000 during the first nine months of 1995. Net charge-offs for consumer and credit card loans were $103,000 higher than 1995. Loans past due more than 90 days plus loans placed in non-accrual status were $2.01 million or .58% of outstanding balances at September 30, 1996 compared to $1.06 million or .32% of outstanding balances at the end of 1995.

The interest rate sensitivity of the Corporation has not changed significantly from that of December 31, 1995 as disclosed in the Corporation's 1995 annual report on Form 10-K.

Results of Operations-Third Quarter 1996 vs. Third Quarter 1995
---------------------------------------------------------------

Consolidated net income of $1,604,000 for the third quarter of 1996 was 7.80% over the $1,488,000 recorded for the third quarter of 1995. Expressed as annualized returns on average assets and average shareholders' equity, net income for 1996 was 1.16% and 13.37% compared to 1.22% and 13.62% for 1995. Fully diluted earnings per share increased $.03 to $.42 per share for the third quarter 1996 compared to the same period in 1995. These per share amounts were restated to reflect the 5% stock dividend distributed in September 1996.

The increased level of net income for the third quarter of 1996 compared to the third quarter of 1995, resulted primarily from higher net interest income.

Increased net interest income resulted from a $56.75 million or 12.44% increase in average earning assets. The annualized net interest margin rate (net interest income adjusted for tax-exempt income restated to a pre-tax equivalent based on the statutory federal tax rate [FTE] divided by average earning assets) was 4.43% in the third quarter of 1996 and 4.64% for the same period in 1995.

The net interest spread percentage (the FTE average earning assets yield minus the average cost of funds) declined by 16 basis points to 3.83% for the third quarter 1996 compared to the same period of a year ago. Management expects the net interest margin rate for 1996 to finish at lower levels than those experienced in 1995.

The provision for loan and lease losses increased by $45,000 or 27.11% during the third quarter of 1996 compared to the same period last year. Net loan and lease charge-offs were up $41,000 or 17.83% compared to the same period a year ago. Net loan and lease charge-offs for the third quarter of 1996 and 1995 were at an annualized rate of .09% and .04%, respectively. Management anticipates higher loan and lease charge-offs and a higher provision for loan and lease losses in 1996 compared to the full year levels experienced in 1995.

Non-interest income of $797,000 during the third quarter of 1996 represented an annualized .59% of average assets compared to $776,000 or .64% of average assets for the same period in 1995. There were no loan sales in both the third quarter of 1996 or third quarter of 1995. Approximately $4.9 million of mortgage loans held for sale were moved into a long-term investment position during the third quarter of 1996. This action was in concert with management's intent to fully utilize the leverage of shareholder's equity.

Non-interest expenses increased $142,000 or 3.92% over the third quarter 1995. Employee salaries and benefits decreased by $60,000 or 3.19% over the same period in 1995. This decline was largely due primarily to lowered employee group health insurance costs. All other non-interest expenses including occupancy expense, advertising, and franchise taxes were higher by $202,000 or 11.60% over 1995.

As a percentage of income before federal income taxes, federal income tax expense was 22.51% in 1996 and 22.14% in 1995. These effective tax rates are lower than the statutory tax rate of 34% due primarily to tax exempt income from obligations of states and political subdivisions and non-taxable loans.

Results of Operations-Nine Months 1996 vs. Nine Months 1995
-----------------------------------------------------------

Consolidated net income of $4,716,000 for the first nine months of 1996 was 13.75% over the $4,146,000 recorded for the same period in 1995. Expressed as annualized returns on average assets and average shareholders' equity, net income for 1996 was 1.22% and 13.39% compared to 1.17% and 13.02% for 1995. Fully diluted earnings per share increased $.16 to $1.24 per share for the nine months of 1996 compared to the same period in 1995. These per share amounts were restated to reflect the 5% stock dividend distributed in September, 1996.

The increased level of net income for the nine months of 1996 compared to the first nine months of 1995, resulted primarily from higher net interest income, reduced FDIC insurance expense, and lower personnel expense. These items are discussed more fully below.

Increased net interest income resulted from a $38.80 million or 8.69% increase in average earning assets. The annualized net interest margin rate (net interest income adjusted for tax-exempt income restated to a pre-tax equivalent based on the statutory federal tax rate [FTE] divided by average earning assets) was 4.59% in 1996 and 4.70% during the same period in 1995.

The net interest spread percentage (the FTE average earning assets yield minus the average cost of funds) declined by 10 basis points to 3.95% for the first nine months of 1996 compared to the same period of a year ago. Management expects the net interest margin rate for 1996 to remain at lower levels than those experienced in 1995.

The provision for loan and lease losses increased by $141,000 or 35.08% during the first nine months of 1996 compared to the same period last year. Net loan and lease charge-offs were up $41,000 or 17.83% compared to the same period a year ago. Net loan and lease charge-offs for the first nine months of 1996 and 1995 were at an annualized rate of .11% and .10%, respectively. Management anticipates both loan and lease charge-offs and the provision for loan and lease losses for 1996 to be higher than the full year levels experienced in 1995.

Non-interest income of $2,386,000 during the first nine months of 1996 represented an annualized .62% of average assets compared to $2,323,000 or .66% of average assets for the same period in 1995. Fiduciary income essentially kept pace with trust asset growth. There were no loan sales in both 1996 and 1995 periods.

Non-interest expenses decreased $14,000 or .13% over the same period in 1995. A reduction in FDIC insurance expense of $411,000 was a significant contributor to this decrease. Employee salaries and benefits decreased by $189,000 or 3.51% over the same period in 1995. This decline was largely due to a one time adjustment which significantly lowered employee group health insurance costs. All other non-interest expenses including occupancy expense, advertising, and franchise taxes were higher by $586,000 or 10.92% over 1995.

As a percentage of income before federal income taxes, federal income tax expense was 23.08% in 1996 and 20.92% in 1995. These effective tax rates are lower than the statutory tax rate of 34% due primarily to tax exempt income from obligations of states and political subdivisions and non-taxable loans.

Pending Merger
--------------

As discussed earlier, on October 28, 1996, the Corporation entered into an Agreement and Plan of Merger ("Agreement") with Park National Corporation ("Park National"), a bank holding company headquartered in Newark, Ohio, whereby First-Knox Banc Corp. will be merged with and into Park National. Under the terms of the agreement, Park National will exchange 0.5914 shares of Park National common stock for each outstanding share of First-Knox Banc Corp. common stock in a tax free exchange. Park National expects to issue an aggregate of 2,345,000 shares of common stock to complete the merger which will be accounted for as a pooling-of-interests. The exact exchange ratio will be determined pursuant to a formula that is based upon, among other things, the market price of Park National common stock and the number of shares of First-Knox Banc Corp. common stock outstanding or subject to options prior to closing. The transaction is valued at approximately $29.00 per share of

First-Knox Banc Corp. common stock, or approximately $114.3 million based on the $48.75 closing price of Park National common stock on October 25, 1996. Closing of the transaction is subject to certain conditions including regulatory approval and the approval of the shareholders of First-Knox Banc Corp. and Park National.

                          PART II - OTHER INFORMATION
               (Items which are not applicable have been omitted)

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

                Description                                            Location
           -----------------------------                       --------------------------
     4(b)  First-Knox Banc Corp. Divided                       Incorporated herein
           Reinvestment Plan                                   by reference to the
                                                               Corporation's Registration
                                                               Statement on Form S-3
                                                               (Registration No. 33-52590)

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


                                          First-Knox Banc Corp.
                                          (Registrant)



Date November 13, 1996                    /S/ Carlos E. Watkins
     -----------------                    -------------------------------
                                      By  Carlos E. Watkins
                                          President and Chief Executive Officer


Date November 13, 1996                    /S/ Gordon E. Yance
     -----------------                    -------------------------------
                                      By  Gordon E. Yance
                                          Vice President & Treasurer