Form 10-K
period 1996-12-31
FIRST KNOX BANC CORP
filed 1997-03-28
CIK 756899

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996
                                       OR

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

                        Yes  X                 No_______
                           ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value (determined by closing Nasdaq price) of the voting stock held by non-affiliates of the registrant as of
March 21, 1997:
                                                            $101,439,084
Common Stock Par Value:                                     $3.125 per share
Common shares outstanding at March 21, 1997:                 3,756,976 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996, and Joint Proxy Statement/Prospectus dated March 20, 1997, are incorporated by reference into Parts I, II and III.

                               Page 1 of 58 Pages

                        Exhibit Index Appears on Page 15

                                     PART I

ITEM 1. BUSINESS

                                  INTRODUCTION

First-Knox Banc Corp. (the "Corporation") was incorporated under the laws of the State of Ohio on July 27, 1984. Its principal business is to act as a bank holding company for its wholly-owned subsidiaries, The First-Knox National Bank of Mount Vernon ("First-Knox") and The Farmers & Savings Bank, Loudonville, Ohio ("Farmers" and collectively with First-Knox, the "Banks"). Reference is made to the Statistical Disclosures included elsewhere herein and Item 8. of this Form 10-K for financial information about the Corporation's banking business.

Revenues from loans accounted for 70.0% in 1996, 71.7% in 1995 and 71.4% in 1994 of total consolidated revenues. Revenues from investments and mortgage-backed securities accounted for 21.5% in 1996, 19.9% in 1995 and 20.6% in 1994 of total consolidated revenues.

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

On October 28, 1996 the Corporation entered into an Agreement and Plan of Merger ("Agreement") with Park National Corporation ("Park National"), a bank holding company headquartered in Newark, Ohio, whereby Park National will acquire First-Knox Banc Corp. Under the terms of the Agreement, Park National will exchange approximately 0.5914 shares of Park National common stock for each share of First-Knox Banc Corp. outstanding in a tax-free exchange. Park National expects to issue an aggregate of 2,345,000 shares of common stock to complete the merger, which is expected to be accounted for as a pooling-of-interests. The exact exchange ratio will be determined by a formula that is based upon, among other things, the market price of Park National common stock and the number of shares of First-Knox Banc Corp. common stock outstanding or subject to options prior to closing. The transaction is subject to certain conditions including regulatory approval and the approval of the shareholders of First-Knox Banc Corp. and Park National.

                              FIRST-KNOX BUSINESS

The First-Knox National Bank of Mount Vernon, a successor by various reorganizations to Knox County Bank, which was chartered in Ohio in 1847, has been a national banking association under its present name in Mount Vernon, Ohio, since 1939.

In terms of total assets, loans and deposits within its primary market area of Knox, Morrow, Richland and Holmes counties in Ohio, First-Knox is the largest of fifteen banks and bank offices and six savings associations and credit unions. At December 31, 1996, First-Knox had assets of $516.0 million, loans of $318.4 million, and deposits of $378.5 million.

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

Five of First-Knox's ten offices are located in Knox County, Ohio. First-Knox's Main Office and one full service branch office are located in Mount Vernon, one branch is located in Fredericktown, one branch is located in Danville, and one branch is located in Centerburg, each providing walk-in, drive-through and automated teller machine facilities.

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

At December 31, 1996, First-Knox had 180 full-time and 62 part-time employees. First-Knox is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be good.

First-Knox accounts for approximately 90% of the Corporation's consolidated assets.

                                FARMERS BUSINESS

The Farmers & Savings Bank, Loudonville, Ohio, was chartered as an Ohio corporation in 1905 and has operated under its present name in Loudonville, Ohio, since 1930. At December 31, 1996, Farmers had assets of $60.4 million, loans of $43.5 million, and deposits of $54.7 million. Within the Loudonville banking market, Farmers faces competition from one commercial bank branch and one savings and loan branch. Farmers is the largest of the three offices in terms of deposits.

Farmers is a full service commercial bank providing checking accounts, savings accounts, certificates of deposit, commercial loans, installment loans, commercial and residential mortgage loans, and safe deposit rental facilities. Services are provided through walk-in offices, automobile drive through facilities, and an automated teller machine.

At December 31, 1996, Farmers had 27 full-time and 15 part-time employees. Farmers is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be good.

Farmers accounts for approximately 10% of the Corporation's assets. In addition to the above information, a further description of First-Knox and Farmers is contained in the Financial Review section (page 25) of the Annual Report to Shareholders for the fiscal year ended December 31, 1996 ("1996 Annual Report") included as Exhibit 13 hereto and incorporated herein by reference.

                           SUPERVISION AND REGULATION

The following is a summary of certain statutes and regulations affecting the Corporation and its subsidiaries. The summary is qualified in its entirety by reference to the statutes and regulations. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have a material adverse effect on the Corporation.

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

BANKS

As a national bank, First-Knox is supervised and regulated by the Comptroller of the Currency ("Comptroller"). As an Ohio chartered bank, Farmers is supervised and regulated by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The deposits of First-Knox and Farmers are insured by the FDIC and both entities are subject to the applicable provisions of the Federal Deposit Insurance Act. A subsidiary of a bank holding company can be liable to reimburse the FDIC if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or in conjunction with FDIC assistance provided to such subsidiary in danger of default. In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies' regulations on prompt corrective action guarantees a portion of the institution's capital shortfall, as discussed below. Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of the Banks, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest which may be charged thereon, restrictions relating to investments and other activities, limitation on credit exposure to correspondent banks, limitations based on capital and surplus, limitations on payment of dividends, and limitations on branching. Under current law, the Banks may establish branch offices throughout the State of Ohio. Pursuant to recent federal legislation, First-Knox may branch across state lines, if permitted by the law of the other state. In addition, effective June 1997, such interstate branching will be authorized, unless the law of the other state specifically prohibits the interstate branching authority granted by federal law.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and for state member banks. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. The required minimum ratio of capital to risk-weighted assets (including certain off-balance sheet items, such as stand-by letters of credit) was 8.0% at December 31, 1996, as disclosed in Note 14 (page 20) of the Corporations's 1996 Annual Report (See Exhibit 13). At least half of the total required regulatory capital is to be comprised of common stockholders' equity, including retained earnings, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of, among other things, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board has also imposed a minimum leverage ratio (Tier 1 capital to total assets) of 4% for bank holding companies and state member banks that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including those having the highest regulatory (CAMEL) rating. The minimum leverage ratio is 1.0-2.0% higher for other holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. National banks are subject to similar capital requirements adopted by the comptroller and state non-member banks are subject to similar capital requirements adopted by the FDIC and the Ohio Division of Financial Institutions.

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

DIVIDEND REGULATION

The ability of the Corporation to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks. However, the Federal Reserve Board expects the Corporation to serve as a source of strength to the subsidiaries, which may require it to retain capital for further investment in the subsidiaries, rather than for dividends for shareholders of the Corporation. Generally, First-Knox and Farmers must have the approval of their respective regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net profits and the retained net profits for the preceding two years, less required transfers to surplus. A national bank may not pay a dividend in an amount greater than its net profits then on hand, after deducting its losses and bad debts. In addition, if the surplus fund of the national bank is less than or equal to its common capital, no dividends may be declared unless there has been carried to the surplus fund not less than one-tenth part of the national bank's net profits of the preceding half-year in the case of quarterly or semiannual dividends, or not less than one-tenth part of its net profits of the preceding two consecutive half-year periods in the case of an annual dividend. The Banks may not pay dividends to the Corporation if, after such payment, they would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Payment of dividends by the Banks may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice or if necessary to maintain adequate capital for the Banks. See Exhibit 13, 1996 Annual Report page 1, Comparative Stock Data and page 20,
Note 14 and Item 5., which are herein incorporated by reference.

DEPOSIT INSURANCE ASSESSMENTS AND RECENT LEGISLATION

The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). First-Knox and Farmers are members of the BIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable period of time and may decrease such rates if such target rates if such target level has been met. The FDIC has established a risk-based assessment system for both BIF and SAIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

Because BIF became fully funded, BIF assessments for healthy commercial banks were reduced to, in effect, $2,000 per year during 1996. Federal legislation, which became effective September 30, 1996, provides, among other things, for the costs of prior thrift failures to be shared by both the SAIF and the BIF. As a result of such cost sharing, BIF assessments for healthy banks during 1997 will be $.013 per $100 in deposits.

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

                            STATISTICAL DISCLOSURES

The following section contains financial disclosures as required under Industry Guide 3, "Statistical Disclosure by Bank Holding Companies." The information provided should be read in conjunction with the narrative analysis presented in the Financial Review and Consolidated Financial Statements of the Corporation and its subsidiaries contained in the 1996 Annual Report.

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

The average balance sheet information and the related analysis of net interest income for the years ended December 31, 1996, 1995 and 1994, as required is included in Table II "Average Balances and Analysis of Net Interest Income" on page 27 of the Corporation's 1996 Annual Report (See Exhibit 13) which is herein incorporated by reference.

The analysis of the changes in interest income and expense from 1995 to 1996 and from 1994 to 1995 is included in Table III "Rate and Volume Analysis of Changes in Interest Income and Interest Expense" on page 28 of the Corporation's 1996 Annual Report (See Exhibit 13) which is herein incorporated by reference.

II.    Investment Portfolio

A schedule of the carrying value of securities available for sale and related information on fair values, maturities and average yields is included in Table IV "Securities Available for Sale" on page 29 of the Corporation's 1996 Annual Report (See Exhibit 13) which is herein incorporated by reference.

Excluding obligations of the U.S. Treasury and other agencies and corporations of the U.S. government, there were no investment or mortgage-backed securities of any one issuer which exceeded 10% of consolidated shareholders' equity at December 31, 1996.

VI.    Return on Equity and Assets

The return on assets, return on equity, dividend payout ratio and equity to assets ratio, for the years ended December 31, 1996, 1995 and 1994, as required, are included in Table I "Financial Ratios For Five Years" on page 25 of the Corporation's 1996 Annual Report (See Exhibit 13) which is herein incorporated by reference.

VII.    Short Term Borrowings

The information in item VII is not required to be given because the average balance for any category of short-term borrowings for 1995, 1994 and 1993 did not exceed 30% of stockholders' equity at the end of those respective years.

Item III, Loan Portfolio; Item IV, Summary of Loan Loss Experience; and Item V, Deposits, are incorporated by reference to Appendix D of the Park National Corporation and First-Knox Banc Corp. Joint Proxy Statement/Prospectus dated March 20, 1997 (exhibit 99).

ITEM 2. PROPERTIES

First-Knox owns and occupies its headquarters in Mount Vernon, Ohio. Farmers owns and occupies its headquarters in Loudonville, Ohio. First-Knox owns a free-standing operations center in Mount Vernon, Ohio. All branch office locations for both Banks are owned with the exception of the Millersburg branch of First-Knox where a portion is leased. The Corporation considers its properties to be satisfactory for current operations. See information under the heading "First-Knox National Bank Offices" and "Farmers and Savings Bank Offices" on page 34 of the Corporation's 1996 Annual Report (Exhibit 13), which is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

The Corporation's subsidiaries had various claims and lawsuits pending at December 31, 1996, arising out of the ordinary course of their business. It is the opinion of management that such litigation will not materially affect the Corporation's financial position or earnings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                            PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

See: 1996 Annual Report, page 1 - Comparative Stock Data, and page 20 - Note
     14, which are incorporated herein by reference (See Exhibit 13).

ITEM 6.  SELECTED FINANCIAL DATA

See: 1996 Annual Report, page 25 Table I, "Financial Ratios for Five Years," and page 32 Table VI, "Ten Years of Progress Statement Summary," which are incorporated herein by reference (See Exhibit 13).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See: 1996 Annual Report, pages 25 through 32, "Financial Review," which are incorporated herein by reference (See Exhibit 13).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements included in the Corporation's 1996 Annual Report to Shareholders for the fiscal year ended December 31, 1996 (pages 7-23), and the report of Crowe, Chizek and Company LLP (page 24) contained therein are incorporated herein by reference. See Item 14, index to financial statements and schedules. The supplementary financial information specified by item 302 of Regulation S-K is included in Note 18 (page 23) of the Annual
Report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Information regarding directors and executive officers also serving as directors is set forth in the Park National Corporation and First-Knox Banc Corp. Joint Proxy Statement/Prospectus dated March 20, 1997, (pages 66-68), which is included as Exhibit 99 hereto and incorporated herein by reference. No facts exist which would require disclosure under Item 405 for Regulation S-K except for Mr. Parrish, who was late in filing one (1) Form to report ten (10) transactions. The Form subsequently was filed and the Corporation believes all officers, directors, and greater than ten percent shareholders are current regarding their Section 16(a) filings.

         EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to executive officers who do not serve as directors:

Position

                               First-Knox          First-Knox
  Name             Age         Banc Corp.          National Bank
  ----             ---         ----------          -------------

Gordon Yance       49          Vice Pres.          Vice President and
                               & Treasurer         Chief Financial
                                                   Officer

Ian Watson         46          Vice Pres.          Vice President of
                               & Secretary         Operations, Deposits
                                                   and Investments

Both Mr. Yance and Mr. Watson have held these positions for more than five years.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of directors and executive officers including change of control arrangements is set forth in the Park National Corporation and First-Knox Banc Corp. Joint Proxy Statement/Prospectus dated March 20, 1997, (pages 68-69), which is included as Exhibit 99 hereto and incorporated herein by reference.

EXECUTIVE COMPENSATION

The following table sets forth, for the three (3) fiscal years ended December 31, 1996, cash and non-cash compensation paid by the Bank to Carlos E. Watkins, President and CEO of the Corporation and the Bank and the only executive officer of the Corporation to earn salary and bonuses in excess of $100,000.

                                    SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------
                                                                                       Long-Term
                                       Annual Compensation
                                                                         Compensation
-------------------------------------------------------------------------------------------------
                                                                    Awards
       Name and                                                                     All Other
  Principal Position       Year        Salary      Bonus(1)    Option/SARs(#)     Compensation
-------------------------------------------------------------------------------------------------
Carlos E. Watkins,         1996         $163,598       $42,000           4,800       $2,850  (2)
President and CEO          1995          156,465        39,000                        2,772  (2)
of the Corporation         1994          149,264         7,500          8,167(3)      2,772  (2)
and Bank


(1) All bonuses reported were earned by Mr. Watkins pursuant to the incentive compensation plan of the Corporation and its affiliate banks (the "Incentive Compensation Plan"). Bonus amounts are determined and paid in the year following the year in which they are earned. Such bonus amounts are reported in the Summary Compensation Table in the year in which they were earned.

(2) Includes contributions of $2,850, $2,772 and $2,772 to the Company's Savings Retirement Plan (the "Savings Retirement Plan") made on behalf of Mr. Watkins to match pre-tax elective deferral contributions in 1996, 1995 and 1994, respectively.

(3) The award was originally granted in regard to 3,704 Common Shares. That number subsequently was adjusted to reflect a distribution in the nature of a five percent (5%) stock dividend paid to all shareholders of the Corporation in October, 1994, a one hundred percent (100%) stock dividend paid to all shareholders of the Corporation in September, 1995 and a five percent (5%) stock dividend paid to all shareholders of the corporation in September, 1996.

GRANT OF STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

During 1996 4,000 stock options and 800 stock appreciation rights were granted to Mr. Watkins.

STOCK OPTION AND STOCK APPRECIATION RIGHTS AND EXERCISES AND HOLDINGS

The following table sets forth certain information concerning the value at
December 31, 1996 of unexercised options and SARs held by Mr. Watkins.   Mr.
Watkins did not exercise any options or SARs during 1996.

                       AGGREGATE OPTION/SAR EXERCISES IN
                 LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                       Number of                FY-End Value at $28.25
                                                  Shares Underlying               Value of Unexercised
                                                      Unexercised                     In-The-Money
                                                     Options/SARs                     Options/SARs
                                                     At FY-End (#)                     at FY-End ($)
                 Shares
              Acquired on       Value
Name          Exercise (#)   Realized ($)  Exerciseable   Unexerciseable     Exerciseable    Unexerciseable
---------------------------------------------------------------------------------------------------------------
Carlos E.
Watkins           -0-            -0-           29,329           17,831          $521,756         $181,124


EMPLOYEES RETIREMENT PLAN

The following table shows the estimated annual benefits payable under the First-Knox National Bank Employees Retirement Plan (the "Pension Plan) upon retirement for specified periods of service and levels of remuneration. The calculations assume that the person elects the annuity basis providing the maximum monthly payments without benefits to a surviving spouse.

                                           PENSION PLAN TABLE

Remuneration                                           Years of Service
------------------------------------------------------------------------------------------------------
                         15                 20               25               30         35 or More
                         --                 --               --               --         ----------
    $225,000           $ 45,535           $ 60,234         $ 63,682        $ 67,131        $ 70,579
     200,000             45,535             60,234           63,682           67,131         70,579
     175,000             45,535             60,234           63,682           67,131         70,579
     150,000             45,535             60,234           63,682           67,131         70,579
     125,000             37,768             49,877           52,611           55,345         58,079
     100,000             30,000             39,520           41,539           43,559         45,579


The Pension Plan provides for defined benefits upon retirement based on years of service, attaining the age of 65 and salary level. The Pension Plan also provides early retirement benefits and surviving spouses' benefits after satisfying certain requirements. No reduction in benefits is made as a result of Social Security benefits received.

The monthly retirement benefits is equal to 30% of average monthly compensation reduced proportionately, if the employee has less than 20 years of service at normal retirement, plus 20% of average monthly compensation greater than the Social Security covered compensation level. The monthly retirement benefit is reduced proportionately if the employee has less than 35 years of service at normal retirement. Certain limitations are imposed on the maximum benefits payable as a 5 year certain of life annuity. Average monthly compensation is defined as the average of the highest five consecutive years of compensation out of the last ten years worked. Mr. Watkins has nine (9) years of service credited to him under the Pension Plan. He will be eligible to retire and receive benefits under the Pension Plan when he attains age 65. Compensation utilized for pension formula purposes includes only the salary and annual bonus reported in the Salary and Bonus columns of the Summary Compensation Table.

The Bank has purchased a life insurance policy on the life of Mr. Watkins. Under such policy, and a related agreement, Mr. Watkins or his beneficiary will receive an annual payment of $25,000 for ten years beginning the month following Mr. Watkin's 65th birthday if he is employed by the Bank at such time. If Mr. Watkins dies prior to age 65 or he is no longer an employee of the Bank on his 65th birthday, the Bank is entitled to the proceeds of the policy. The insurance policy is maintained as a supplemental retirement benefit to Mr. Watkins. The total cash surrender value of the policy is an asset of the Corporation to which Mr. Watkins has no rights or interest.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See: The Park National Corporation and First-Knox Banc Corp Joint Proxy
     Statement/Prospectus dated March 20, 1997 (pages 31 - 33), which is included as Exhibit 99 hereto and incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See: The Corporation's 1996 Annual Report (Exhibit 13) page 21, Note 15, which is incorporated herein by reference and the Park National Corporation and First-Knox Banc Corp Joint Proxy Statement/Prospectus dated March 20, 1997 (page 69), which is included as Exhibit 99 hereto and incorporated herein by reference.

                                            PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                             First-Knox Banc Corp.
                  Index to Financial Statements and Schedules
                  For the Three Years Ended December 31, 1996

                                  ------------
(a) The following financial statements are incorporated herein by reference from the Annual Report to Shareholders filed as Exhibit 13 to this filing:

                                                                  Annual Report
First-Knox Banc Corp. and Subsidiaries:                             Reference
-------------------------------------------------------------------------------
Report of Independent Auditors                                      Page   24
Consolidated balance sheets - December 31, 1996 & 1995              Page   7
Consolidated statements of income for the years
  ended December 31, 1996, 1995, and 1994.                          Page   8
Consolidated statements of changes in
  shareholders' equity for the
  years ended December 31, 1996, 1995 and 1994.                     Page   9
Consolidated statements of cash flows for the
  years ended December 31, 1996, 1995 and 1994.                     Page   10
Notes to the consolidated financial statements                      Pages 11-23

First-Knox Banc Corp:

Holding company only financial statements                              Page  22

Schedules have been omitted since they are either not required or not applicable, or since the required information is shown in the financial statements or related notes.

The following table provides certain information concerning the executive compensation plans and arrangements required to be filed as exhibits to this report:

Exhibit
Number      Description                                 Location
-------     -----------                                 --------
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

10(b)   Employees Retirement Plan dated           Incorporated herein by
        January 1, 1984                           reference to Exhibit 10(a)
                                                  to the Corporation's Annual
                                                  Report on Form 10-K for the
                                                  period ending December 31,
                                                  1986 (File No. 0-13161)
                                                  ("1986 Form 10-K")

10(c)   Supplemental Retirement Agreement         Incorporated herein by
        dated August 11, 1987                     Reference to Exhibit 10(c)
                                                  to the 1992 Form 10-K

10(d)   Non-qualified Stock Option and            Incorporated herein by
        Stock Appreciation Rights Plan            reference to Exhibit 23 to
                                                  the Corporation's Form 10-K
                                                  for the period ending
                                                  December 31, 1989 (File No.
                                                  0-13161) (1989 Form 10-K)

10(e)   First-Knox Banc Corp. Savings                               Incorporated herein by
        Retirement Plan                                             reference to Exhibit 10(e)
                                                                    to the Corporation's Annual
                                                                    Report on Form 10-K for the
                                                                    period ending December 31,
                                                                    1993 (File No. 0-13161)
                                                                    ("1993 Form 10-K")

10(g)  First-Knox Banc Corp. Stock Option                           Incorporated herein by
       And Stock Appreciation Rights Plan                           reference to exhibit 10(g)
                                                                    to the March 31, 1995 Form
                                                                    10-Q

10(h)  Amendment to the 1990                                        Page 55
       First-Knox Banc Corp. Stock Option
       And Stock Appreciation Rights Plan
       dated May 14, 1996

10(i)  Employment Security Agreement,                               Incorporated herein by
       dated July 12, 1996, between the                             reference to exhibit 10(j)
       First-Knox National Bank of Mount                            to Park National Corporation
       Vernon, Ohio and Carlos E. Watkins                           Form S-4 filed January 24, 1997
       (identical agreements were entered                           (Registration No. 333-2417).
       into with Gordon E. Yance and Ian
       Watson)



(b)    A report on Form 8-K, dated October 28,
       1996 was filed regarding the Corporation's entering into an Agreement and Plan of Merger with Park National Corporation of Newark, Ohio.

(c)    Exhibit List and Index.                                      Page 15

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First-Knox Banc Corp.
(Registrant)

By Carlos E. Watkins                          March 28, 1997
--------------------
Carlos E. Watkins, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 28, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.

-s- Philip H. Jordan, Jr.
Chairman of the Board of
Directors, and Director

-s- Carlos E. Watkins                           -s- Maureen Buchwald
President & Director                            Director

-s- Robert S. Gregg                             -s- Noel C. Parrish
Director                                        Director

-s- James J. Cullers                            -s- Kenneth W. Stevenson
Director                                        Director

                                                -s- Gordon E. Yance
                                                Vice President, Treasurer (chief
                                                financial officer and chief
                                                accounting officer)

                             EXHIBIT LIST AND INDEX

                        FIRST-KNOX BANC CORP. FORM 10-K

                      for the Year Ended December 31, 1996

Exhibit

Number             Description                               Location
------             -----------                               --------
2(a)    Agreement and Plan of Merger, dated          Incorporated by reference
        October 28, 1996, between Park               to Exhibit 2(a) to Park
        National Corporation and First-Knox          National Corporation's
        Banc Corp.                                   Registration Statement
                                                     on Form S-4 filed January
                                                     24, 1997 (File No. 333-
                                                     20417)

2(b)    Amendment to Agreement and Plan of Merger,   Incorporated by reference
        dated October 28, 1996, between Park         to Exhibit 2(b) to Park
        National Corporation and First-Knox          National Corporation's
        Banc Corp.                                   Registration Statement on
                                                     Form S-4 filed January 24,
                                                     1997 (File No. 333-20417)

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

                             EXHIBIT LIST AND INDEX
                        FIRST-KNOX BANC CORP. FORM 10-K

                      For the Year Ended December 31, 1996
                                  (Continued)

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

3(b)(1)  Amendment to Code of Regulations            Incorporated herein by
         March 15, 1988                              reference to Exhibit 3
                                                     to the 1987 Form 10-K

3(b)(2)  Amendment to Code of Regulations            Incorporated herein by
         March 26, 1991                              reference to Exhibit 3 to
                                                     the 1990 Form 10-K

3(b)(3)  Amendment to Code of Regulations            Incorporated herein
         March 23, 1993                              reference to Exhibit 3 to
                                                     the 1992 Form 10-K


4(b)     First-Knox Banc Corp. Dividend              Incorporated herein by
         Reinvestment Plan                           reference to the
                                                     Corporation's Registration
                                                     Statement on Form S-3
                                                     (Registration No. 33-52590)

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

10(a)    Summary of Incentive Compensation           Incorporated herein by
         Plan dated December 9, 1983.                reference to Exhibit 10(a)
                                                     to the 1992 Form 10-K

10(b)    Employees Retirement Plan dated             Incorporated herein by
         January 1, 1984.                            reference to Exhibit 10(a)
                                                     to the 1986 Form 10-K

10(c)    Supplemental Retirement Agreement           Incorporated herein by
         dated August 11, 1987                       reference to Exhibit
                                                     10(c) to the 1992 Form 10-K

                             EXHIBIT LIST AND INDEX
                        FIRST-KNOX BANC CORP. FORM 10-K
                      For the Year Ended December 31, 1996
                                  (Continued)

10(d)   Non-qualified Stock Option and                                  Incorporated herein by
        Stock Appreciation Rights Plan.                                 reference to Exhibit 23
                                                                        to the 1989 Form 10-K

10(e)   First-Knox Banc Corp. Savings                                   Incorporated herein by
        Retirement Plan                                                 reference to Exhibit
                                                                        10(e) to the 1993 Form 10-K

10(f)   Project Services Agreement between                              Incorporated herein by
        First-Knox National Bank and                                    reference to Exhibit
        Sverdrup Building Corporation                                   10(f)to the 1993 Form 10-K

10(g)   First-Knox Banc Corp. Stock Option                              Incorporated herein by
        And Stock Appreciation Rights Plan                              reference to exhibit 10(g)
                                                                        to the March 31, 1995 Form
                                                                        10-Q

10(h)   Amendment to the 1990                                           Page 55
        First-Knox Banc Corp. Stock Option
        And Stock Appreciation Rights Plan
        dated May 14, 1996

10(i)   Employment Security Agreement,                                  Incorporated herein by
        dated July 12, 1996, between the                                reference to
        First-Knox National Bank of Mount                               exhibit 10(j) to
        Vernon, Ohio and                                                Park National
        (identical agreements were entered                              Corporation's Registration
        into with Gordon E. Yance and Ian                               Statement on Form S-4 filed
                                                                        January  24, 1997
                                                                        (Registration No. 333-20417).

                      EXHIBIT LIST AND INDEX FIRST-KNOX BANC
             CORP. FORM 10-K For the Year Ended December 31, 1996
                                    (Continued)

11     Statement regarding computation               Page 31 - Note 1 to
       of per share earnings.                        consolidated financial
                                                     statements

13     First-Knox Banc Corp. Annual Report           Page 19
       to Shareholders for the Year Ended
       December 31, 1996.

21     Subsidiaries of First-Knox Banc Corp.         Page 56

23     Consent of Independent Accountants            Page 57

27     Financial Data Schedule                       Page 58


99     Park National Corporation and First-          Incorporated herein by
       Knox Banc Corp. Joint Proxy                   reference to the Proxy
       Statement/Prospectus dated March 20, 1997     Statement of First-Knox
                                                     which is included on pages
                                                     1-97 of the Park National
                                                     Corporation Registration
                                                     Statement on Form S-4
                                                     filed on March 20, 1997
                                                     (File No. 333-20417)