Form 10-Q
period 1997-03-31
FIRST KNOX BANC CORP
filed 1997-05-15
CIK 756899

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended       March 31, 1997
                                 .......................

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from .................... to .....................

Commission file number 0-13161

First-Knox Banc Corp.
 .............................................
(Exact name of registrant as specified in its charter)

     Ohio                                                        31-1121049
   ...............                                            (IR.S Employer
(State or other jurisdiction of incorporation               Identification No.)
or organization)

                One South Main Street, Mount Vernon, Ohio 43050
                ...............................................
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (614) 399-5500
                                 ..............
              (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X             No
 .....             .....

Number of shares of Common Stock, Par Value $3.125 per share at May 1, 1997

                     Authorized                  6,000,000
                     Issued                      3,758,026
                     Outstanding                 3,758,026

                            Exhibit Index at Page 19

                             FIRST-KNOX BANC CORP.

                                   FORM 10-Q

                          QUARTER ENDED March 31, 1997

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

                                      Part II - Other Information

Item 1.           Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .    N/A

Item 2.           Changes in Securities. . . . . . . . . . . . . . . . . . . . .    N/A

Item 3.           Defaults Upon Senior Securities. . . . . . . . . . . . . . . .    N/A

Item 4.           Submission of Matters to Vote of Security Holders. . . . . . .    N/A

Item 5.           Other Information. . . . . . . . . . . . . . . . . . . . . . .    N/A

Item 6.           Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .     17

                  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .     21

                              FIRST-KNOX BANC CORP
                           Consolidated Balance Sheet
                 ($ Amounts in thousands except per share data)
                                  (Unaudited)

                                                              March 31,  December 31,
                                                                1997         1996
                                                              ---------  ------------
ASSETS

Cash and non-interest bearing deposits with banks              $14,066     $20,308
Interest bearing deposits with banks                               495        $539
                                                              --------    --------
    Total cash and cash equivalents                             14,561      20,847
Securities available for sale, at fair value (Note 2)          174,585     177,426
                                                              --------    --------
      Total securities                                         174,585     177,426
Loans (Note 3)                                                 365,593     361,840
Allowance for loan losses (Note 4)                              (4,639)     (4,545)
                                                              --------    --------
   Net loans                                                   360,954     357,295
Premises and equipment, net                                     10,581      10,791
Accrued interest receivable and other assets                     8,365       7,404
                                                              --------    --------
     TOTAL ASSETS                                             $569,046    $573,763
                                                              ========    ========
LIABILITIES
Deposits
  Non-interest bearing demand                                  $49,298     $55,317
  Interest-bearing demand                                       43,338      49,386
  Savings                                                       94,218      88,258
  Time                                                         244,878     237,802
                                                              --------    --------
     Total deposits                                            431,732     430,763
Short-term borrowings                                           20,626      24,887
Long-term debt (Note 5)                                         61,618      62,375
Accrued interest payable and other liabilities                   5,157       5,763
                                                              --------    --------
     TOTAL LIABILITIES                                         519,133     523,788
                                                              --------    --------
SHAREHOLDERS' EQUITY (Note 1)
   Common Stock, par value $3.125 per share;
      6,000,000 shares authorized;  3,756,976 issued
      and outstanding in 1997 and 3,755,926 shares issued
      and outstanding in 1996                                   11,740      11,737

   Paid-in-capital                                              26,040      26,017
   Retained earnings                                            11,622      10,830
   Net unrealized holding gains on securities
      available for sale                                           511       1,391
                                                              --------    --------
     TOTAL SHAREHOLDERS' EQUITY                                 49,913      49,975
                                                              --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $569,046    $573,763
                                                              ========    ========


     The accompanying notes are an integral part of the financial statements

                             FIRST-KNOX BANC CORP.
                  Consolidated Statement of Income (Unaudited)
                 ($ Amounts in thousands except per share data)

                                                  Three Months Ending
                                                        March 31,
                                                   1997          1996
                                                 --------      --------
Interest income:
   Loans and Leases, including fees...........    $8,016         $7,481
   Investment and mortgage-backed securities..
      Taxable.................................     2,145          1,301
      Non-taxable.............................       721            698

   Federal funds sold.........................        20            123
                                               ---------      ---------
      TOTAL INTEREST INCOME...................    10,902          9,603
                                               ---------      ---------
Interest expense:
   Deposits...................................     4,238          4,029
   Short-term borrowings......................       258             99
   Long-term debt.............................       963            485
                                               ---------      ---------
      TOTAL INTEREST EXPENSE..................     5,459          4,613
                                               ---------      ---------
      NET INTEREST INCOME.....................     5,443          4,990

Provision for loan

   losses (Note 4)............................       159             81
      NET INTEREST INCOME AFTER                ---------      ---------
         PROVISION FOR LOAN AND LEASE LOSSES..     5,284          4,909
                                               ---------      ---------
Other income:
   Income from fiduciary activities...........       225            180
   Service charges, commissions and fees......       710            655
   Other......................................        16             18
                                               ---------      ---------
      TOTAL OTHER INCOME......................       951            853
                                               ---------      ---------

Other expense:
   Salaries & employee benefits...............     1,946          1,835
   Occupancy and equipment....................       602            567
   FDIC Insurance.............................        11              1
   Other......................................     1,410          1,411
                                               ---------      ---------
      TOTAL OTHER EXPENSE.....................     3,969          3,814
                                               ---------      ---------
Income before federal income taxes............     2,266          1,948
Federal income tax expense....................       572            454
                                               ---------      ---------
NET INCOME....................................    $1,694         $1,494
                                               =========      =========
Earnings per common share (Note 1):
                              Primary.........     $0.44          $0.39
                              Fully Diluted...     $0.44          $0.39
                                               =========      =========
Weighted average common shares
   outstanding (Note 1):      Primary......... 3,826,856      3,791,181

                              Fully Diluted... 3,827,794      3,791,181

    The accompanying notes are an integral part of the financial statements

                             FIRST-KNOX BANC CORP.
 Condensed Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                 ($ Amounts in thousands except per share data)

                                                           Three Months Ending
                                                                March 31,
                                                          1997             1996
                                                        --------         --------
Balance, beginning of period..........................  $49,975          $46,659

Net income............................................    1,694            1,494

Issuance of shares in 1997
   for stock options exercised........................       26

Cash dividends, declared at a
  per share rate of $.24 in 1997 and $.13 in 1996.....     (902)            (498)

Net unrealized holding loss on securities
  available for sale..................................     (880)            (669)
                                                        -------          -------
Balance, end of period................................  $49,913          $46,986
                                                        =======          =======


     The accompanying notes are an integral part of the financial statements

                             FIRST-KNOX BANC CORP.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                            ($ Amounts in thousands)

                                                                          Three  Months Ending
                                                                               March 31,
                                                                           1997          1996
                                                                         --------      --------
Net cash provided by operating activities..............................      901         1,033

Cash Flows from Investing Activities:
    Purchases of investment and mortgage-backed securities
      available for sale...............................................   (2,616)      (12,337)
    Proceeds from calls, payments and maturities of investment and
      mortgage-backed securities available for sale....................    4,228         5,704
    Net (increase) decrease in loans and leases .......................   (3,818)        3,589
    Expenditures for premises and equipment............................      (57)         (266)
                                                                         -------       -------
      Net cash provided by (applied to) investing activities...........   (2,263)       (3,310)
                                                                         -------       -------
Cash Flows from Financing Activities:
    Net increase in deposit accounts...................................      969         3,882
    Net increase in short-term borrowings..............................   (4,261)          100
    Payments on long-term debt.........................................     (757)         (246)
    Cash dividends paid................................................     (901)         (534)
    Issuance of common stock...........................................       26
                                                                         -------       -------
         Net cash provided by financing activities.....................   (4,924)        3,202
                                                                         -------       -------

Net increase (decrease) in cash and cash equivalents...................   (6,286)          925
    Cash and cash equivalents at beginning of period...................   20,847        20,412
                                                                         -------       -------
Cash and cash equivalents at end of period.............................  $14,561       $21,337
                                                                         =======       =======
Supplemental cash flow information:

    Interest paid......................................................   $5,350        $5,056
                                                                         =======       =======

    Income taxes paid..................................................       $0            $0
                                                                         =======       =======


     The accompanying notes are an integral part of the financial statements

                             FIRST-KNOX BANC CORP.

                 Notes to the Consolidated Financial Statements
Note 1 - SUMMARY OF ACCOUNTING POLICIES: (Unaudited)

         The consolidated financial statements include the accounts of the First-Knox Banc Corp. (the Corporation), and its wholly-owned subsidiaries; The First-Knox National Bank (First-Knox), and The Farmers and Savings Bank (Farmers). All significant intercompany transactions have been eliminated.

         These interim financial statements are prepared without audit and reflect all adjustments of a normal and recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of First-Knox Banc Corp. at March 31, 1997 and its results of operations and cash flows for the periods pre-sented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. Accordingly, these financial statements should be read in conjunction with the 1996 consolidated financial statements and notes thereto of First-Knox Banc Corp. included in its Annual Report on Form 10-K for the year ended December 31, 1996.

         The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

         Primary earnings per share is computed based on the weighted average shares outstanding during the year plus common equivalent shares arising from dilutive stock options, using the treasury stock method. Fully diluted earnings per share reflects additional dilution related to stock options due to the use of market price at the end of the period when higher than average price for the period. All share and per share data has been adjusted for a 5% stock dividend distributed in September, 1996.

         During the first three months of 1997, no options were granted. During the first three months of 1997 options for 1,050 common shares were exercised. There was no material compensation recognized during the three months of 1997 or the first three months of 1996 related to stock appreciation rights. At March 31, 1997, exercisable options and stock appreciation rights were 124,052 and 19,784, respectively. At March 31, 1997, there were outstanding options for 207,969 common shares and outstanding stock appreciation rights for 44,754 common shares.

         The Corporation, through its subsidiary banks, grants residential, consumer, and commercial loans to customers in the central Ohio counties of Knox, Morrow, Holmes, Ashland and Richland. Commercial loans, residential real estate loans and consumer loans were 30.1%, 47.4% and 22.5% of total loans, respectively, at March 31, 1997.

         Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", revises accounting treatment for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. SFAS No. 125 did not materially impact the Corporation's financial statements for the first quarter of 1997.

         In March 1997, the accounting requirements for calculating earnings per share were revised. Basic earnings per share for 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As the Corporation has not had significant dilution from stock options, the new calculation methods will not significantly affect future basic earnings per share and diluted earnings per share.

         The Corporation in its normal course of business, makes commitments to extend credit which are not reflected in the financial statements. At March 31, 1997, unused credit lines amounted to approximately $60,450,000 and commitments under outstanding letters of credit amounted to approximately $581,000. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained related to the commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits, and other items. In management's opinion these commitments represent normal banking transactions, and no material losses are expected to result therefrom.

         Residential real estate loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

         Certain items in the 1996 financial statements have been reclassified to correspond with the 1997 presentation.

Note 2 - SECURITIES AVAILABLE FOR SALE:

         The amortized costs and estimated fair values are as follows at March 31, 1997 and December 31, 1996:

         INVESTMENT SECURITIES AVAILABLE FOR SALE
         ($ amounts in thousands):

                                                         March 31,  1997

                                                           GROSS         GROSS      ESTIMATED
                                          AMORTIZED      UNREALIZED    UNREALIZED     FAIR
                                             COST          GAINS         LOSSES       VALUE
                                          ---------      ----------    ----------   ---------
         U.S. Treasury securities           $30,619           $104         ($102)    $30,621
         Obligations of states and
            political subdivisions           54,755            979          (483)    $55,251
         Obligations of U.S. government
             corporations and agencies       28,258             46           (94)     28,210
         Other securities                     6,983            213                     7,196
                                          ---------      ---------      --------   ---------
         Total investment securities        120,615          1,342          (679)    121,278
         Mortgage-backed securities          53,196            327          (216)     53,307
                                          ---------      ---------      --------   ---------
               TOTAL                       $173,811         $1,669         ($895)   $174,585
                                          =========      =========      ========   =========


         INVESTMENT SECURITIES AVAILABLE FOR SALE
         ($ amounts in thousands):

                                                December 31, 1996


                                                           GROSS         GROSS      ESTIMATED
                                          AMORTIZED      UNREALIZED    UNREALIZED     FAIR
                                             COST          GAINS         LOSSES       VALUE
                                          ---------      ----------    ----------   ---------
         U.S. Treasury securities           $30,621           $230          ($81)    $30,770
         Obligations of states and
            political subdivisions           56,493         $1,337          (257)     57,573
         Obligations of U.S. government
             corporations and agencies       28,056            258           (46)     28,268
         Other securities                     6,866            199                     7,065
                                          ---------      ---------      --------   ---------
         Total investment securities        122,036          2,024          (384)    123,676
         Mortgage-backed securities          53,283            608          (141)     53,750
                                          ---------      ---------      --------   ---------
               TOTAL                       $175,319         $2,632         ($525)   $177,426
                                          =========      =========      ========   =========


         At March 31, 1997, the percentages of the portfolio maturing in various time frames had not changed significantly from December 31, 1996.

Note 3 - LOANS

         Loans and leases are comprised of the following ($ amounts in thousands):

                                                 March 31, 1997         December 31, 1996
                                                 --------------         -----------------
         Residential real estate loans..........    173,282                  170,449
         Commercial real estate loans...........     12,098                   12,349
         Commercial and industrial loans........     93,034                   90,739
         Consumer and credit card loans.........     82,275                   83,399
         Obligations of states and
           political subdivisions...............      4,904                    4,904
                                                   --------                 --------
                                                   $365,593                 $361,840
                                                   ========                 ========


Note 4 - ALLOWANCE FOR LOAN LOSSES:

         Activity in the allowance for possible loan and lease losses is summarized as follows for the three months ended March 31 ($ amounts in thousands):

                                                           1997              1996
                                                         -------           -------
         Balance, beginning of period............         $4,545            $4,166
         Provision for loan and lease losses.....            159                81
         Losses charged to the allowance.........           (117)             (146)
         Recoveries..............................             52                45
                                                         -------           -------
         Balance, end of period..................         $4,639            $4,146
                                                         =======           =======

         Loans and leases over 90 days past due and still accruing interest approximated $1,155,000 at March 31, 1997 and $1,904,000 at December 31, 1996. Loans on non-accrual status were $899,000 at March 31, 1997 and $317,000 at December 31, 1996. Impaired loans were not material at any date or during any period presented.

Note 5 - LONG-TERM DEBT:

         ($ amounts in thousands):

                                                           March 31,   December 31,
         Description                                         1997          1996
         -----------                                       ---------   ------------
         Fixed rate Federal Home Loan Bank advances
         with monthly principal and interest
         payments:

               5.60% Advance due August 1, 2003...........   $2,111       $2,180
               6.35% Advance due August 1, 2013...........    2,700        2,723
               5.95% Advance due March 1, 2004............      570          586
               5.70% Advance due May 1, 2004..............    4,630        4,760
               5.85% Advance due January 1, 2016..........    4,357        4,876

         Fixed rate Federal Home Loan Bank
         Fixed rate Federal Home Loan Bank
         advances with monthly interest payments:

               5.35% Advance due February 1, 1999.........    5,000        5,000
               5.60% Advance due April 1, 1999............    5,000        5,000
               5.70% Advance due June 1, 1999.............    7,000        7,000
               6.35% Advance due March 1, 2004............      250          250
               6.15% Advance due July 21, 1997............   10,000       10,000
               6.60% Advance due July 21, 1999............   10,000       10,000
               6.90% Advance due July 21, 2001............   10,000       10,000
                                                            -------      -------
                                                            $61,618      $62,375
                                                            =======      =======

         At March 31, 1997, Federal Home Loan Bank (FHLB) advances are collateralized by all shares of FHLB stock owned by the Corporation (totaling $6,498,000) and by 100% of the Corporation's qualified real estate-backed investments and mortgage loan portfolio (totaling approximately $224,000,000). Based on the carrying amount of FHLB stock owned by the Corporation, total FHLB advances are limited to approximately $74,000,000 at March 31, 1997. Future advances to be received by the Corporation, above this limit, require additional purchases of FHLB stock.

         The aggregate minimum future principal payments on long-term debt are $10,830,000 in 1997, $1,576,000 in 1998, $28,576,000 in 1999,
         $1,587,000 in 2000, $11,606,000 in 2001, and $7,443,000 thereafter.

Note 6 - SUBSEQUENT EVENT:

         On October 28, 1996, the Corporation entered into an Agreement and Plan Merger ("Agreement") with Park National Corporation ("Park National"), a bank holding company headquartered in Newark, Ohio, whereby Park National will acquire First-Knox Banc Corp. Under the terms of the Agreement, Park National will exchange 0.5914 shares of Park National common stock for each share of First-Knox Banc Corp. outstanding common stock in a tax free exchange. Park National expects to issue an aggregate of 2,345,000 shares of common stock to complete the merger which will be accounted for as a pooling-of-interests. The exact exchange ratio will be determined pursuant to a formula that is based upon, among other things, the market price of Park National common stock and the number of shares of First-Knox Banc Corp. common stock oustanding or subject to options prior to closing. The transaction was approved by both Park National and First-Knox Banc Corp. shareholders during April, 1997. The transaction was also approved by regulators and closed on May 5, 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of First-Knox Banc Corp. at March 31, 1997, compared to December 31, 1996, and the results of operations for the three months ended March 31, 1997, compared to the same period in 1996. The purpose of this discussion is to provide a better understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this Form 10-Q. The Registrant is not aware of any market or institutional trends, events or uncertainties that will have or are reasonably likely to have a material effect on liquidity, capital resources or operations except as discussed herein. Other than as discussed herein, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

Financial Condition

Liquidity

Liquidity relates to the Corporation's ability to meet cash demands of its customers and their credit needs. Liquidity is provided by the Corporation's ability to readily convert assets to cash and raise funds in the market place. Traditional asset liquidity is provided by cash and readily marketable, short-term assets such as federal funds sold and deposits in other banks.

Cash, amounts due from banks and federal funds sold totaled $14.56 million at March 31, 1997. Securities available for sale were $174.6 million at March 31, 1997. These assets, as well as anticipated deposit growth and scheduled loan payments and maturing investment securities, provide the Corporation with an adequate source of funds for expected future demand for loans and for fluctuations in deposit volume. They also provide management with the flexibility to change the composition of interest earning assets as market conditions change in the future.

Liability liquidity relates to the Corporation's ability to retain existing deposits, obtain new deposits and borrow in the marketplace. Total deposits increased $.97 million for the three months ended March 31, 1997. While demand deposits experienced a $12.07 million or 11.53% decline, savings and time deposits increased $13.04 million or 4.0% during the first three months of 1997. Management anticipates core deposits to experience moderate growth or remain stable during the rest of the year.

Access to advances from the Federal Home Loan Bank (FHLB) described in Note 5 is a supplemental source of cash to meet liquidity needs. The FHLB allows these borrowings to be utilized for any purpose.

Capital Resources

Shareholders' equity totaled $49.91 million at March 31, 1997, compared to $49.98 million at December 31, 1996. This decrease was due primarily to an increase in the cash dividend and a decrease in the net unrealized holding gain on securities available for sale. The ratio of shareholders' equity to assets was 8.77% at March 31, 1997 and 8.71% at December 31, 1996.

Cash dividends declared during the three months ended March 31, 1997 were $902,000 or $.24 per share representing 53.25% of net income and an increase of 81.12% over the first three months of 1996.

Regulatory Capital Requirements

The Corporation complies with the capital requirements established by the Federal Reserve System, which are summarized as follows:

                                               Capital Position
                                                     as of

                       Regulatory
                        Minimum         March 31, 1997    December 31, 1996
---------------------------------------------------------------------------
Tier I risk-based
   capital.......        4.00%              14.71%                14.52%

Total risk-based
   capital.......        8.00%              15.88%                15.69%

Tier I leverage       3.00% - 5.00%          8.68%                 8.54%


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

Changes in Financial Condition

Consolidated total assets were $569.05 million at the end of the current period after recording a decline in growth of $4.72 million or 8.22% during the first three months of 1997. The decline was due primarily to short-term borrowings which decline $4.26 million. Loans and leases increased by $3.75 million and investments and mortgage-backed securities decreased by $2.84 million during the first three months of 1997. The residential real estate loan portfolio increased by $2.83 million or 1.66%. Commercial and other loans increased $2.04 million or 1.89%. Consumer loans and credit card loans decreased by $1.12 million or 1.35%.

The allowance for loan and lease losses as a percentage of loans and leases was 1.27% at the end of the current period and 1.26% at the end of 1996. Net loan and lease charge-offs were $65,000 for the first three months of 1997, representing an annualized rate of .07% of the average loan and lease balances. This represented an decrease of $36,000 in net charge-offs compared to the first three months of 1996. Commercial loans had net charge-offs of $20,000 compared to net recoveries of $2,000 during the first three months of 1996. Net charge-offs for consumer and credit card loans were $58,000 (56.31%) lower than 1996. Loans past due more than 90 days plus loans placed in non-accrual status were $2.05 million or .56% of outstanding balances at March 31, 1997 compared to $2.22 million or .61% of outstanding balances at the end of 1996.

The interest rate sensitivity of the Corporation has not changed significantly from that of December 31, 1996 as disclosed in the Corporation's 1996 annual report on Form 10-K.

Results of Operations-First Quarter 1997 vs. First Quarter 1996

Consolidated net income of $1,694,000 for the first quarter of 1997 was 13.39% over the $1,494,000 recorded for the first quarter of 1996. Expressed as annualized returns on average assets and average shareholders' equity, net income for 1997 was 1.21% and 13.75% compared to 1.20% and 12.83% for 1996. Fully diluted earnings per share increased $.05 to $.44 per share for the first quarter 1997 compared to the same period in 1996. These per share amounts were restated to reflect the 5% stock dividend distributed in September, 1996.

The increased level of net income for the first quarter of 1997 compared to the first quarter of 1996, resulted primarily from higher net interest income, reduced FDIC insurance expense, and increased non-interest income. These items are discussed more fully below.

Increased net interest income resulted from a $67.52 million or 14.41% increase in average earning assets. The annualized net interest margin rate (net interest income adjusted for tax-exempt income restated to a pre-tax equivalent based on the statutory federal tax rate [FTE] divided by average earning assets) declined by 19 basis points to 4.41%, compared to the first quarter of 1996.

The net interest spread percentage (the FTE average earning assets yield minus the average cost of funds) declined by 18 basis points to 3.74% for the first quarter 1997 compared to the same period of a year ago. This decline resulted primarily from earning asset rates rising slower than interest bearing liability costs compared to a year ago. Management expects the net interest margin rate for 1997 to remain below the levels experienced in 1996.

The provision for loan and lease losses increased by $78,000 or 96.30% during the first quarter of 1997 compared to the same period last year. Net loan and lease charge-offs were down $36,000 or 35.64% compared to the same period a year ago. Net loan and lease charge-offs for the first quarter of 1997 and 1996 were at an annualized rate of .07% and .12%, respectively. Management anticipates loan and lease charge-offs and the provision for loan and lease losses for 1996 to approximate the full year levels experienced in 1996.

Non-interest income was $951,000 during the first quarter of 1997, an increase of $98,000 or 11.49% over the same period in 1996. The amount recognized in 1997 represented an annualized .68% of average assets compared to .69% for the same period in 1996. Trust and service fee income contributed significantly to the increase. There were no loan sales during the first quarter of 1997 or first quarter of 1996.

Non-interest expenses increased $155,000 or 4.06% over the first quarter 1996. Employee salaries and benefits increased by $111,000 or 6.05% over the same period in 1996. All other non-interest expenses including occupancy expense, advertising, and franchise taxes were higher by $34,000 or 1.72% over 1996.

As a percentage of income before federal income taxes, federal income tax expense was 25.24% in 1997 and 23.31% in 1996. These effective tax rates are lower than the statutory tax rate of 34% due primarily to tax exempt income from obligations of states and political subdivisions and non-taxable loans.

                          PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number                Description                                          Location
------------------------------------------------------------------------------------------
2(a)       Agreement and Plan of Merger, dated                   Incorporated by reference
           October 28, 1996, between Park                        to Exhibit 2(a) to Park
           National Corporation and First-Knox                   National Corporation's
           Banc Corp.                                            Registration Statement
                                                                 on Form S-4 filed January
                                                                 24, 1997 (File No. 333-
                                                                 20417)

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

10(h)     Amendment to the 1990                                  Incorporated herein by
          First-Knox Banc Corp. Stock Option                     reference to exhibit 10(h) to
          And Stock Appreciation Rights Plan                     the December 31, 1996
          dated May 14, 1996                                     Form 10-K "1996 Form 10-K"

10(i)     Employment Security Agreement,                         Incorporated
          dated July 12, 1996, between the                       herein by
          First-Knox National Bank of Mount                      reference to
          Vernon, Ohio and Carlos E. Watkins                     exhibit 10(j) to
          (identical agreements were entered                     Park National
          into with Gordon E. Yance and Ian                      Corporation's Registration
          Watson)                                                Statement on Form S-4 filed
                                                                 January  24, 1997
                                                                 (Registration No. 333-20417).

11        Statement regarding computation                        Page 7 - Note 1 to
          of per share earnings.                                 consolidated financial
                                                                 statements

23        Consent of Independent Accountants                     Incorporated herein
                                                                 by reference to exhibit
                                                                 23 to the 1996 Form 10-K

27        Financial Data Schedule                                Page 22

99        Park National Corporation and First-                   Incorporated herein
          Knox Banc Corp. Joint Proxy                            by reference to Exhibit
          Statement/Prospectus dated March 20, 1997              99 of the 1996 Form 10-K


(b) No reports on Form 8-K were filed during the fiscal quarter covered by this report.

                                   Signatures

Pursuant the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     First-Knox Banc Corp.
                                                         (Registrant)

Date______ May 5, 1997                      By       CARLOS E. WATKINS
                                                     ---------------------
                                                     Carlos E. Watkins

                                     President and Chief Executive Officer

Date______ May 5, 1997                      By       GORDON E. YANCE
                                                     ---------------------
                                                     Gordon E. Yance

                                                Vice-President & Treasurer